Form 10KSB
period 2004-03-31
LAKEFIELD VENTURES INC
filed 2004-07-02
CIK 1182737

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    ACT OF 1934

    For the fiscal year ended           March 31, 2004

                                      -------------------

                                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

    For the transaction period from               to

               Commission File number     000-501191

                                          ---------

                  Lakefield Ventures, Inc.

                  ------------------------------

         (Exact name of Company as specified in charter)

          Nevada                                             ------                                 ---------------

State or other jurisdiction of                  (I.R.S. Employee

Incorporation or Organization                       I.D. No.)

 104-1015 Columbia Street, Suite 811

 New Westminster BC, Canada                          V3M 6V3

-------------------------------------             -------------

(Address of principal executive offices)           (Zip  Code)

Issuer's telephone number,

including area code                              604-351-3351

-----------------------                           -------------

Securities registered pursuant to section 12(b) of the Act:

Title of each share                    Name of each exchange on which registered

    None                                         None

 ----------                                   ----------

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock

                             ------------

                           (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]     No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

State issuer’s revenues for its most recent fiscal year:    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                      $351,000 as at March 31, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

       3,510,000 shares of common stock as at March 31, 2004

                         TABLE OF CONTENTS

                         -----------------

                                                                   Page

                                                                   ----

PART I

------

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 2.  DESCRIPTION OF PROPERTY

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

PART II

-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITME 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

PART III

--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTOERS AND CONTROL PERSONS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL

         OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         SIGNATURES

                                 PART 1

                                 ------

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

. (the "Company"), a Nevada Corporation, was incorporated on February 6, 2002. Since inception, the Company has not been in bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. The Company has no subsidiaries and no affiliated companies.  The Company's executive offices are located at 104-1015 Columbia Street, Suite 811 New Westminster, B.C., Canada, V3M 6V3 (Telephone: 604-351-3351).

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 50,000,000 shares of common stock, par value $0.001 per share and 10,000,000 Preferred Stock, par value $0.001 As at March 31, 2004 there were shares outstanding.

The Company intends to commence business operations as a mineral exploration stage company and intends to apply to have its common stock quoted on the OTC Bulletin Board. To date, it has not made an application to file the required forms with the NASD.  Management cannot guarantee that the Company will ever be quoted on the OTC Bulletin Board.

The Company plans to become engaged in the exploration, and if warranted, the development of mineral property.  Currently, the Company owns an option in six mineral claims located in Quebec, which is known as the Kayla Property.

Kayla Property

The Company presently has the mineral rights to six mineral claims called the Kayla Property located in Levy Township, Val D’or Mining District, Quebec.

Gordon Henriksen of Val D’or Quebec was retained to write a geological report on these claims.  The claims are in good standing until 2006.

No ore body has been discovered on the Kayla Property.  Even with a major exploration program, there is no assurance an ore body will be discovered. Presently, the Company does not have sufficient funds to undertake any further exploration activities unless it obtains funds from its directors and officers or raises additional capital through the sale of its equity.  The directors do not have any arrangements in this regard.

The Company has no sources of revenue either from the Kayla Property or any other asset.

Employees

The Company does not have any full time employees and the directors and officers devote such time as is required to the affairs of the Company. Once a major exploration program commences the Company will need the officers to devote more time to the activities of the Company or it will be required to hire consultants to undertake the work.

Available Information

The Company has not yet delivered any annual reports to its shareholders. Once it has obtained a quotation on either the OTCBB, which might never happen, it will hold annual general meetings and distribute certain documents, including financial statements, to shareholders of record.

Presently, the Company files with the United States Securities and Exchange Commission (the "SEC") on Forms 10-KSB and 10-QSB.

The public may read and copy any material the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is on electronic files and therefore the public can review the Company's filing on the SEC Internet site that contains reports, proxy, and information statements, and other information regarding the Company. This information can be obtained by accessing the SEC website address at http://www.sec.gov.

RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

THE MINERAL PROPERTY IN WHICH WE HAVE AN INTEREST, THE KAYLA PROPERTY, HAS NO RESERVES.

Our sole mineral property assets are the Kayla Property in Quebec.

As the property is in the exploration stage, It does not generate any cash flow.  Accordingly, we have no means of producing any income.  We anticipate incurring losses for the foreseeable future.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete planned exploration on our mineral property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2004, we had cash in the amount of $12,4 6 5.  We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Kayla Property.  We do not have sufficient funds to complete recommended exploration on the property and ongoing administrative expenses.

We will also require additional financing if the costs of the exploration of our property are greater than anticipated.  We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for metals such as copper, nickel, s ilver and gold, investor acceptance of our property and general investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our property to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTY, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral claims that we have an interest in contain commercially exploitable reserves of valuable metals.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us in the exploration of the optioned mineral property may not result in the discovery of commercial quantities of minerals.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such Liabilities may have a material adverse effect on our financial position.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended March 31, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we are in the pre-exploration stage, we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

IF WE DO NOT OBTAIN CLEAR TITLE TO OUR PROPERTY, OUR BUSINESS MAY FAIL.

While we have obtained geological reports with respect to Kayla Property , this should not be construed as a guarantee of title.  The property may be subject to prior unregistered agreements, transfers or native land claims, and title may be affected by undetected defects.  IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for listing of our common stock on the NASD over the counter bulletin board.  However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.  If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1)  actual or anticipated variations in our results of operations;

(2)  our ability or inability to generate new revenues;

(3)  increased competition; and

(4)  conditions and trends in the mineral exploration industry.

Further, if our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.   These

market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above “Risk Factors” section and elsewhere in this document.

ITEM 2. DESCRIPTION OF PROPERTY

KAYLA PROPERTY

The Kayla Property consists of six claims totaling approximately 95.70 hectares, which are located in Levy Township, Val D’or Mining Ditrict  , Quebec. A 100% interest in these claims were recorded in the name of Peter Hawley, which he holds in trust for the Company.  the claims are in good standing until 2006 .

Location of Kayla Property

The property is favorably located 45 kilometers and 1 kilometer west of the towns of Chibougamau and Chapais, respectfully, 180 kilometers east of Demaraisville and 315 kilometers northeast of Val D’Or, Quebec, Canada. Direct access to the property is available via Highway 113, which bisects the central portion of the claim group, and via several maintained roads and trails.

Most of the property is forested by jack pine. A small creek traverses the southwest corner of the claim group. Topographic relief on the property is low. Supplies, services and manpower are available in the Chapais – Chibougamau area.

Past Exploration of the Kayla Property

A listing of work conducted on the Kayla Property between 1950 and 1994. Detailed reports of the findings are available through the Ministry of Energy and Resources, Quebec.

1950

GM 618

Area Mines Magnetometer Survey

1952

GM 2253-A

Area Mines Geological Report

1952

GM 2253-B

Area Mines Diamond Drill Holes Logs (14)

1952

GM 1757

Area Mines Geological Report

1952

GM 2081-A

Rockfeller Syndicate Property Report

1952

GM 2081-B

Rockfeller Syndicate Magnetic and Resistivity Survey

1954

GM 3238

Area Mines Geochemical Survey

1954

GM 3239-A

Area Mines Electromagnetic Survey

1955

GM 3239-B

Area Mines Diamond Drill Holes Logs (17) plus Collar Location

Plan

1956

GM 4275

Area Mines Information Report

1958

GM 7776

Kisco Mines Ltd. Geological Report

1962

GM 11915

Rockfeller Diamond Drill Hole Logs (7 with Collar Location Plan)

1967

GM 21397

Rockfeller Electromagnetic Survey

1967

GM 21060

Kisco Mines Ltd. Magnetic and Electromagnetic Surveys

1967

GM 21059

Kisco Mines Ltd. Geological Map and Interpretation

1967

GM 21202

Kisco Mines Ltd. Diamond Drill Logs (2) with 1 Sample Plan

1967

GM 21061

Kisco Mines Ltd., Diamond Drill Logs with Assays (4).

1968

GM 22422

Opemiska Copper Mines / Kisco Copper Mines, 2 Diamond Drill

Logs plus 1 Sample Log

1968

GM 23263

Rockfeller Exploration Program and (5) Diamond Drill Logs

1968

GM 23311

Rockfeller Report Magnetic Survey

1968

GM 25068

Opemisca Copper Mines – Government Report

1970

GM 26567

Opemisca Copper Mines – 2 Diamond Drill Logs

1972

GM 28232

Falconbridge Mining – 12 Diamond Drill Logs

1980

GM 36260

Falconbridge Mining Electromagnetic Survey

1980

GM 36261

Falconbridge Mining 1 Diamond Drill Log

1980

GM 37255

Falconbridge Mining 5 Diamond Drill Logs

1982

GM 38475

Falconbridge Mining Diamond Drill Logs

1992

Peter J. Hawley Obtained the Kayla Property by Staking

1993

P. Hawley Optioned the Kayla Property to Ojibway Resources Ltd.

Ojibway Resources Ltd. Performed Line Cutting, Magnetic and

                                    VLF-EM Geophysical Surveys and Drilled Three surface Diamond

                                    Drill Holes.

1995

Ojibway Resources Ltd. Defaulted on the Property Agreement and

                                    the Claims Were Returned to the Vender, P. Hawley

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the final quarter of the fiscal year ended March 31, 2004 .

                              PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system.  While we have applied for our shares of common stock to be quoted on the National Association of Securities Dealers’ OTC Bulletin Board, there is no guarantee that we will be successful.

We have 46 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Our plan of operations for the twelve months following the date of this annual report is to complete initial exploration programs on the Kayla property.  We anticipate that this program will cost $15,000, Phase 1 and $135,000, Phase 2 respectively.

In addition, we anticipate spending over the next year $10,000 on professional fees, $15,000 on phase one of our exploration program $0 on salaries and wages, $0 on travel costs, $0 on promotional expenses and $5000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $30,000.  We will not be able to proceed with either Phase of our  exploration program, or meet our administrative expense requirements, without additional financing.

We will not be able to complete the initial exploration programs on our mineral property without additional financing.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Results Of Operations For Period Ending March 31, 2004

We did not earn any revenues during the period ending March 31, 2004.  We do not anticipate earning revenues until such time as we have entered into commercial production on the Kayla Property.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on either property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $2,276 for the fiscal year ended March 31,2004. .

Our net loss decreased from $24,759 in fiscal 2003 to $2,276 in fiscal 2004 primarily due to a general increase in company activity.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At March 31, 2004, we had assets of $14,965 consisting of cash on hand in the amount of $12,465 and no resource property cost advances.

                      ITEM 7.  FINANCIAL STATEMENTS

LAKEFIELD VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the year ended March 31, 2004 and 2003

F-2

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

Lakefield Ventures, Inc.

We have audited the accompanying balance sheet of Lakefield Ventures, Inc. as of March 31, 2004 and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the year ended March 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lakefield Ventures, Inc as of and for the year ended September 30, 2002 were audited by other auditors whose report dated December 20, 2002 on those statements included an explanatory paragraph that described the consolidated financial statements were prepared assuming that the Company will continue as a going concern and those statements did not include any adjustments resulting from that uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakefield Ventures, Inc. as of March 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $27,035 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1(c).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

June 18, 2004

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEET
MARCH 31, 2004

ASSETS

CURRENT ASSETS:
Cash	$ 12,465

TOTAL CURRENT ASSETS	12,465

OTHER ASSETS	2,500

TOTAL ASSETS	$ 14,965

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

TOTAL CURRENT LIABILITIES	-

SHAREHOLDERS' EQUITY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550
Additional paid-in capital	38,450
Accumulated deficit	(27,035)

TOTAL SHAREHOLDERS' EQUITY	14,965

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 14,965

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from February 6,
	March 31,	March 31,	2002 (inception)
	2004	2003	to March 31, 2004

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	2,276	24,759	27,035

Total operating expenses	2,276	24,759	27,035

Loss from continuing operations
before provision for income taxes	(2,276)	(24,759)	(27,035)

Provision for income taxes	-	-	-

NET LOSS	$ (2,276)	$ (24,759)	$ (27,035)

Loss per common share:
Net loss from continuing operations	$ -	$ -	$ -

Weighted average common shares outstanding - basic and diluted	3,328,247	3,131,978	3,147,457

LAKEFIELD VENTURES, INC.
		(An exploration stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, FEBRUARY 6, 2002 (INCEPTION)	-	$ -	-	$ -	$ -	$ -	$ -
Common shares issued at par value	-	-	1,500,000	1,500	-	-	1,500
Common shares issued at $0.01 per share	-	-	1,550,000	1,550	13,950	-	15,500
Net loss	-	-	-	-	-	-	-

BALANCE, MARCH 31, 2002	-	$ -	3,050,000	$ 3,050	$ 13,950	$ -	$ 17,000
Common shares issued at $0.05 per share	-	-	245,000	245	12,005	-	12,250
Net loss	-	-	-	-	-	(24,759)	(24,759)

BALANCE, MARCH 31, 2003	-	$ -	3,295,000	$ 3,295	$ 25,955	$ (24,759)	$ 4,491
Common shares issued at $0.05 per share			255,000	255	12,495	-	12,750
Net loss	-	-	-	-	-	(2,276)	(2,276)

BALANCE, MARCH 31, 2004	-	$ -	3,550,000	$ 3,550	$ 38,450	$ (27,035)	$ 14,965

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Year	For the Year	from February 6,
	Ended	Ended	2002 (inception) to
	March 31, 2004	March 31, 2003	March 31, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (2,276)	$ (24,759)	$ (27,035)
Changes in assets and liabilities:
Prepaid expenses and other assets	3,206	(5,706)	(2,500)
Accounts payable and accrued expenses	(1,400)	1,400	-
NET CASH USED IN OPERATING ACTIVITIES	(470)	(29,065)	(29,535)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	12,750	12,250	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,750	12,250	42,000

Increase in Cash and Cash Equivalents	12,280	(16,815)	12,465

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185	17,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,465	$ 185	$ 12,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

NOTE 1 - NATURE OF OPERATIONS

Organization - The Company was incorporated in Nevada on February 6, 2002.  The Company changed its fiscal year-end from September 30th to March 31st.

Exploration Stage Activities - The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss $2,276 for the year ended March 31, 2004; a net loss of $24,759 for the year ended March 31, 2003; and a net loss of $27,035 for the period from February 6, 2002 (inception) to March 31, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified into continuing operations.

In June 2002, the FASB issued Statement No. 146, ("Accounting for Costs Associated with Exit or Disposal Activities"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.") This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement.   This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

Mineral Property Option Payments and Exploration Costs - The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.   To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and  accepted accounting principles requires management to make estimates and  assumptions  that  affect the reported  amounts  of  assets  and liabilities,  and disclosure of contingent assets and liabilities  at the  date  of the financial statements, and the reported  amounts  of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

Income Taxes - The Company has adopted Statement of Financial Accounting Standards No.  109 - "Accounting for Income Taxes" (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

Basic and Diluted Loss Per Share - In accordance  with SFAS No. 128 - "Earnings Per Share",  the  basic loss  per common share is computed by dividing net loss available  to common  stockholders by the weighted average number of common  shares outstanding.   Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued  and if the  additional common shares were dilutive.  At September 30, 2002, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

NOTE 3 - MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, dated April 15, 2002 to acquire a 90% interest in a total of six mineral claims located in the Levy Township in Quebec, Canada. In  order  to  earn  its  interests, the Company  made  a  cash  payment totaling  $2,500  upon consummating the agreement. Under the terms of the agreement the Company is required to incur exploration expenditures totaling $150,000, of which $15,000 is required to be expended by December 31, 2004 and $135,000 is required to be expended by December 31, 2005. The properties are subject to 1% net smelter return royalty fees.

NOTE 4 – CONTINGENCY

Mineral Property - The Company's mineral property interests have been acquired pursuant to option agreements.  In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 3.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2003, the Company incurred $9,600 for management consulting services provided by two directors of the Company.

Effective  February  6,  2002, the Company  entered  into  a  management consulting  agreement with a director which pays $12,000 per  annum  and expired February 6, 2004.

.

      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS

                    ON ACCOUNTING FINANCIAL DISCLOSURE

Previous Independent Auditor

On June 3, 2004, Morgan and Company resigned as our independent auditor.  Morgan and Company’s reports on our financial statements for the fiscal year ended September 30, 2002 , did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  The decision to change accountants has been approved by our board of directors.

For the fiscal year ended September 30, 2002, and up to the date of Morgan and Company’s resignation on June 4, 2004, there has been no disagreement between us and Morgan and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

New Independent Auditor

We engaged Jewett, Schwartz and Associates, as our new independent accountants.  We have not consulted with Jewett, Schwartz and Associates regarding the application of accounting principles, the type of audit opinion that might be rendered by Jewett, Schwartz and Associates.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                              PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name             Age    Position with Registrant     Served as a Director

                                                     or Officer Since

Michael Iverson  52      President, Secretary          March 2002

                         Treasurer and Director

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Michael Iverson:

Mr. Michael Iverson has spent the last 11 years managing and administrating public companies. From 1992 to 2000 Mr. Iverson served

As a director and president of Sasha Ventures a TSX listed company

From 1998 to present Mr. Iverson is a director and was CEO of Moreno Ventures Ltd. A TSX listed company and has since changed its name to Niogold Corporation. And from 1998 to present

Mr. Iverson has served as a director and CEO of Fortuna Ventures Inc.

A TSX listed company.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                       Number       Transactions    Known Failures

    Name and           Of late      Not Timely      to file a

Principal position     Reports       Reported        Required Form

------------------     -------      ------------    --------------

Michael Iverson              0           0            1

ITEM 10.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended  March 31, 2004.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Michael Iverson	President Sec, Treas	2004	0	0	0	0	0	0	0
		2003	0	0	0	0	0	0	0
				0	0	0	0	0	0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

               NAME OF           SHARES OF

TITLE OF CLASS   BENEFICIAL OWNER     COMMON STOCK     PERCENT OF CLASS

--------------   ----------------     ------------     ----------------

   Common        Michael Iverson         1,500,000       42.74%

As of the date of this annual report, we have 3,510,000 shares of common stock issued and outstanding.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

                              PART IV

Exhibits

  3.1     Articles and By-Laws*

 10.1     Mineral Property Purchase Agreement (extension)

 31.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Filed as an exhibit to our registration statement on Form

       10-SB dated February 27, 2002

Reports on Form 8-K

We did not file any reports on Form 8-K during the first quarter of 2004.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Jewett, Schwartz and Associates,  and our former principal accountants, Morgan and Company  billed the following fees for the services indicated.

                    Fiscal year ended          Fiscal year ended

                    September 30, 2002           March 31, 2004

Audit fees

          $2000                      $3000

Audit-related fees         Nil                        Nil

Tax fees                   Nil                        Nil

All other fees             Nil                        Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lakefield Ventures, Inc.

By

/s/ Michael Iverson

Michael Iverson

President, Secretary, Treasurer

        Principal accounting officer & Director

Date: July 1, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Michael Iverson

Michael Iverson

President, Secretary, Treasurer

Principal Accounting Officer

And a Director