Form 10QSB
period 2004-06-30
LAKEFIELD VENTURES INC
filed 2004-08-23
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended    June 30, 2004

                                     ------------------

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange

      Act of 1934

      For the transition period                  to

                               ------------------   --------------------

      Commission File Number

                            -----------------

                          LAKEFIELD VENTURES, INC.

   ------------------------------------------------------------------------

       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                     98-0201259

- ---------------------------------           -----------------------------

(State or other jurisdiction of           (IRS Employer Identification No.)

 incorporation or organization)

104-1015 Columbia Street, Suite 811

New Westminster, British Columbia                               V6C 3G2

- ----------------------------------------      -----------------------------

(Address of principal executive offices)           (Postal or Zip Code)

Issuer's telephone number, including area code: 604-351-3351

                                                ---------------------------

                                      None

    -----------------------------------------------------------------------

     (Former name, former address and former fiscal year, if changed since last report)

Check  whether the issuer (1) filed all reports  required to be filed by Section

13 or 15(d) of the  Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the issuer was  required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date:  3,550,000 shares of $0.001 par value common stock outstanding as of a June 30, 2004.

                          LAKEFIELD VENTURES INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)

                                    ---------

CONTENTS

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEET
June 30, 2004

ASSETS

CURRENT ASSETS:
Cash	$ 4,419

TOTAL CURRENT ASSETS	4,419

OTHER ASSETS	2,500

TOTAL ASSETS	$ 6,919

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

TOTAL CURRENT LIABILITIES	-

SHAREHOLDERS' EQUITY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550
Additional paid-in capital	38,450
Accumulated deficit	(32,805)

TOTAL SHAREHOLDERS' EQUITY	9,195

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 9,195

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Month	For the Year	For the Period
	Ended	Ended	from February 6,
	June 30,	March 31,	2002 (inception)
	2004	2003	to June 30, 2004

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	8,046	24,759	32,805

Total operating expenses	8,046	24,759	32,805

Loss from continuing operations
before provision for income taxes	(8,046)	(24,759)	(32,805)

Provision for income taxes	-	-	-

NET LOSS	$ (8,046)	$ (24,759)	$ (32,805)

Loss per common share:
Net loss from continuing operations	$ -	$ -	$ -

Weighted average common shares outstanding - basic and diluted	3,328,247	3,131,978	3,147,457

LAKEFIELD VENTURES, INC.
		(An exploration stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, FEBRUARY 6, 2002 (INCEPTION)	-	$ -	-	$ -	$ -	$ -	$ -
Common shares issued at par value	-	-	1,500,000	1,500	-	-	1,500
Common shares issued at $0.01 per share	-	-	1,550,000	1,550	13,950	-	15,500
Net loss	-	-	-	-	-	-	-

BALANCE, MARCH 31, 2002	-	$ -	3,050,000	$ 3,050	$ 13,950	$ -	$ 17,000
Common shares issued at $0.05 per share	-	-	245,000	245	12,005	-	12,250
Net loss	-	-	-	-	-	(24,759)	(24,759)

BALANCE, MARCH 31, 2003	-	$ -	3,295,000	$ 3,295	$ 25,955	$ (24,759)	$ 4,491
Common shares issued at $0.05 per share			255,000	255	12,495	-	12,750
Net loss	-	-	-	-	-	(8,046)	(8,046)

BALANCE, JUNE 30, 2004	-	$ -	3,550,000	$ 3,550	$ 38,450	$ (32,805)	$ 9,195

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Year	For the Year	from February 6,
	Ended	Ended	2002 (inception) to
	June 30,2004	March 31, 2003	30-Jun-04
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (8,046)	$ (24,759)	$ (32,805)
Changes in assets and liabilities:
Prepaid expenses and other assets	3,206	(5,706)	(2,500)
Accounts payable and accrued expenses	(1,400)	1,400	-
NET CASH USED IN OPERATING ACTIVITIES	(6,240)	(29,065)	(35,305)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	12,750	12,250	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,750	12,250	42,000

Increase in Cash and Cash Equivalents	6,510	(16,815)	6,695

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185	17,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,695	$ 185	$ 6,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

LAKEFIELD VENTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended June, 30 2004 and 2003

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended March 31, 2004 as filed with the SEC.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2004 and the related operating results and cash flows for the interim period presented have been made.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Basic and Diluted Loss Per Share - In accordance  with SFAS No. 128 - "Earnings Per Share",  the  basic loss  per common share is computed by dividing net loss available  to common  stockholders by the weighted average number of common  shares outstanding.   Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued  and if the  additional common shares were dilutive.  At June 30, 2004, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

NOTE 3 – INCOME TAXES

At June 30, 2004, there are no items that give rise to deferred income taxes.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future,

intend and similar expressions to identify such forward-looking  statements. You should not place too much  reliance  on these  forward-looking  statements.  Our actual results are likely to differ  materially from those  anticipated in these forward-looking  statements  for many  reasons,  including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report,  the Company  carried out an  evaluation  of the effectiveness of the design and operation of the Company's  disclosure  controls and  procedures.  This evaluation was conducted by the sole director of the

Company, who also acts as the Company's President, the Chief Executive Officer,

and the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective.  There have been no significant changes in the

Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Plan of Operation

Our plan of operations for the twelve months following the date of this annual report is to complete initial exploration programs on the Kayla property. We anticipate that this program will cost $15,000 respectively.

In addition, we anticipate spending $10,000 on professional fees and $10,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be

$35,000.  We will not be able to proceed with our exploration program, or meet our administrative expense requirements, without additional financing.

We will not be able to complete the initial exploration program on our mineral property without additional financing.  We currently do not have a specific plan of how we will obtain such funding;  however, we anticipate that additional funding  will be in the form of  equity  financing  from the sale of our common stock. We may also seek to obtain short-term loans from our director, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Results Of Operations for Three-Month Period Ended June 30, 2004

We incurred operating expenses in the amount of $8000 for the three-month period ended June 30, 2004, as compared to $0 for the comparative  period in

2003.  At quarter end, we had cash on hand of $4,419.  Our liabilities at the same date totaled $0.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Report on Form 8-K

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

During the three-month  period ended May 31, 2004, the Company did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Lakefield Ventures Inc.

                                             /s/ Michael Iverson

                                             ---------------------------

                                             Michael Iverson

                                             President, Secretary, Treasurer

                                             and Director

                                            (Principal Accounting and Executive

                                             Officer)

                                             Dated: August 17, 2004