Form 10KSB/A
period 2004-03-04
LAKEFIELD VENTURES INC
filed 2004-09-08
CIK 1182737

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-KSB /A

                             Amendment No. 1

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

Kayla Property

We have entered into a mineral property option agreement with Peter Hawley of Val D’or Quebec Canada, whereby we may acquire a 90% interest in a total of 6 mineral claims, totaling 95.70 Hectares  located in Levy Towship, Val D’or Mining District, Quebec, Canada. These claims are identified by claim numbers 5081367 expires 07/19/2006, 5090403 expires 04/22/2006, 5090404 expires 04/22/2006, 5092077 expires 11/22/2006, 5092078 expires 11/22/2006 and 5092079 expires 11/22/2006 respectively.  We refer to these mineral claims respectively as the Kayla Property. This option is exercisable by us completing aggregate exploration expenditures of $15,000 on the Kayla Property by December 31, 2004, and a balance of 135,000 by December 31, 2005. The Property is also Subject to a 1% Net Smelter Return Royalty, payable to Peter Hawley.

Gordon Henriksen of Val D’or Quebec was retained to write a geological report on these claims.  The claims are in good standing until 2006.

Our objective is to conduct mineral exploration activities on the Kayla Property in order to assess whether these claims possess commercially viable mineralization of Copper and/or zinc and silver, and there can be no assurance that a commercially viable deposit exists on the Kayla  property until sufficient and appropriate geological work has been performed. This may involve additional exploration work on the Kayla Property there and above our planned exploration program, including, additional sampling and assaying, geochemical analysis, geophysical surveys, drilling, metallurgical and engineering work, reclamation, Property maintenance fees and salaries or fees paid for work on the Property as well as economic and legal feasibility studies..  Our proposed exploration program is designed to search for commercially exploitable deposits.

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

Our sole mineral property assets is the Kayla Property in Quebec.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period S ended March 31, 200 3 and March31, 2004 , indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we are in the pre-exploration stage, we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

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

BECAUSE OUR SOLE DIRECTOR AND OFFICER LACKS PROFESSIONAL AND TECHNICAL TRAINING OUR BUSINESS MAY FAIL.

Due to the fact that our sole officer and director lacks professional and or technical credentials, there is a risk that decisions and choices of management may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm and our business would fail.

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

FINANCIAL STATEMENTS

For the year ended March 31, 2004 and 2003

      INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

Lakefield Ventures, Inc.

We have audited the accompanying balance sheet of Lakefield Ventures, Inc. as of March 31, 2003 and March 31, 2004 and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2003 and March 31,2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lakefield Ventures, Inc as of and for the year ended September 30, 2002 were audited by other auditors whose report dated December 20, 2002 on those statements included an explanatory paragraph that described the consolidated financial statements were prepared assuming that the Company will continue as a going concern and those statements did not include any adjustments resulting from that uncertainty.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakefield Ventures, Inc. as of March 31, 2003 and March 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Biographical Information

Michael Iverson:

Mr. Michael Iverson has spent the last 11 years managing and administrating public companies in the exploration and mining sector.  From 1992 to 2000 Mr. Iverson served as a director and president of Sasha Ventures (now eShippers Management Ltd.) a TSX listed company that maintains a web based application service, Inter Shipper, which delivers shipping information for all shipping rate tables.  From 1998 to present Mr. Iverson is a director and was CEO of Moreno Ventures Ltd., a TSX listed mining and exploration, company and has since changed its name to Niogold Corporation. From 1998 to present Mr. Iverson has served as a director and CEO of Fortuna Ventures Inc., a TSX listed mining and exploration company. Even though Mr. Iverson lacks the professional, and technical credentials he has a vast amount of hands on experience and knowledge in the exploration and mining sector, where his duties have included, administrating and managing the day to operations of a public mining exploration company as well as hiring, coordinating and overseeing exploration crews.

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

                              PART IV

Exhibits

  3.1     Articles and By-Laws*

Mineral Property Purchase Agreement ** (extension)

0.1

Consent of Jewett, Schwartz, and Associates

0.2

Consent of Gordon N. Henriksen BSC, Geologist

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

Date: August 31 , 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Michael Iverson

Michael Iverson

President, Secretary, Treasurer

Principal Accounting Officer

And a Director