Form 10KSB/A
period 2004-03-31
LAKEFIELD VENTURES INC
filed 2004-10-15
CIK 1182737

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-KSB/A

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

Our objective is to conduct mineral exploration activities on the Kayla Property in order to assess whether these claims possess commercially viable mineralization of Copper and/or zinc and silver, and there can be no assurance that a commercially viable deposit exists on the Kayla  property until sufficient and appropriate geological work has been performed. This may involve additional exploration work on the Kayla Property, there and above our planned exploration program, including, additional sampling and assaying, geochemical analysis, geophysical surveys, drilling, metallurgical and engineering work, reclamation, Property maintenance fees and salaries or fees paid for work on the Property as well as economic and legal feasibility studies..  Our proposed exploration program is designed to search for commercially exploitable deposits.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete planned exploration on our mineral property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2004, we had cash in the amount of $12,465.  We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Kayla Property.  We do not have sufficient funds to complete recommended exploration on the property and ongoing administrative expenses.

We will also require additional financing if the costs of the exploration of our property are greater than anticipated.  We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for metals such as copper, nickel, silver and gold, investor acceptance of our property and general investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the periodS ended March 31, 2003 and March31, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we are in the pre-exploration stage, we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

KAYLA PROPERTY

The Kayla Property consists of six claims totaling approximately 95.70 hectares, which are located in Levy Township, Val D’or Mining Ditrict  , Quebec. A 100% interest in these claims were recorded in the name of Peter Hawley, which he holds in trust for the Company.  the claims are in good standing until 2006.

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

FINANCIAL STATEMENTS

For the year ended March 31, 2004 and 2003

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

Lakefield Ventures, Inc.

We have audited the accompanying balance sheet of Lakefield Ventures, Inc. as of March 31, 2004 and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2004 and 2003 and for the period from February 6, 2002 (inception) to March 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakefield Ventures, Inc. as of March 31, 2004 and 2003 the results of its operations and its cash flows for the years then ended and the period from February 6, 2002 (inception) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

June 18, 2004

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEET
MARCH 31, 2004

ASSETS

CURRENT ASSETS:
Cash	$ 12,465

TOTAL CURRENT ASSETS	12,465

OTHER ASSETS	2,500

TOTAL ASSETS	$ 14,965

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

TOTAL CURRENT LIABILITIES	-

SHAREHOLDERS' EQUITY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550
Additional paid-in capital	38,450
Accumulated deficit	(27,035)

TOTAL SHAREHOLDERS' EQUITY	14,965
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY SHAR	$ 14,965

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from February 6,
	March 31,	March 31,	2002 (inception)
	2004	2003	to March 31, 2004

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	2,276	24,759	27,035

Total operating expenses	2,276	24,759	27,035

Loss from continuing operations
before provision for income taxes	(2,276)	(24,759)	(27,035)

Provision for income taxes	-	-	-

NET LOSS	$ (2,276)	$ (24,759)	$ (27,035)

Loss per common share:
Net loss from continuing operations	$ -	$ -	$ -

Weighted average common shares outstanding -	3,328,247	3,131,978	3,147,457
basic and diluted

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

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Year	For the Year	from February 6,
	Ended	Ended	2002 (inception) to
	March 31, 2004	March 31, 2003	March 31, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (2,276)	$ (24,759)	$ (27,035)
Changes in assets and liabilities:
Prepaid expenses and other assets	3,206	(5,706)	(2,500)
Accounts payable and accrued expenses	(1,400)	1,400	-
NET CASH USED IN OPERATING ACTIVITIES	(470)	(29,065)	(29,535)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	12,750	12,250	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,750	12,250	42,000

Increase in Cash and Cash Equivalents	12,280	(16,815)	12,465

CASH AND CASH EQUIVALENTS, BEGINNING OF	185	17,000	-
PERIOD
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,465	$ 185	$ 12,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

LAKEFIELD VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

Year Ended March 31, 2004

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

     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

Lakefield Ventures, Inc.

We have audited the accompanying balance sheet of Lakefield Ventures, Inc. as of March 31, 2004 and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2004 and 2003 and for the period from February 6, 2002 (inception) to March 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakefield Ventures, Inc. as of March 31, 2004 and 2003 the results of its operations and its cash flows for the years then ended and the period from February 6, 2002 (inception) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

June 18, 2004

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEET
MARCH 31, 2004

ASSETS

CURRENT ASSETS:
Cash	$ 12,465

TOTAL CURRENT ASSETS	12,465

OTHER ASSETS	2,500

TOTAL ASSETS	$ 14,965

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

TOTAL CURRENT LIABILITIES	-

SHAREHOLDERS' EQUITY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550
Additional paid-in capital	38,450
Accumulated deficit	(27,035)

TOTAL SHAREHOLDERS' EQUITY	14,965
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY SHAR	$ 14,965

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from February 6,
	March 31,	March 31,	2002 (inception)
	2004	2003	to March 31, 2004

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	2,276	24,759	27,035

Total operating expenses	2,276	24,759	27,035

Loss from continuing operations
before provision for income taxes	(2,276)	(24,759)	(27,035)

Provision for income taxes	-	-	-

NET LOSS	$ (2,276)	$ (24,759)	$ (27,035)

Loss per common share:
Net loss from continuing operations	$ -	$ -	$ -

Weighted average common shares outstanding -	3,328,247	3,131,978	3,147,457
basic and diluted

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

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Year	For the Year	from February 6,
	Ended	Ended	2002 (inception) to
	March 31, 2004	March 31, 2003	March 31, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (2,276)	$ (24,759)	$ (27,035)
Changes in assets and liabilities:
Prepaid expenses and other assets	3,206	(5,706)	(2,500)
Accounts payable and accrued expenses	(1,400)	1,400	-
NET CASH USED IN OPERATING ACTIVITIES	(470)	(29,065)	(29,535)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	12,750	12,250	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,750	12,250	42,000

Increase in Cash and Cash Equivalents	12,280	(16,815)	12,465

CASH AND CASH EQUIVALENTS, BEGINNING OF	185	17,000	-
PERIOD
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,465	$ 185	$ 12,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

LAKEFIELD VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

Year Ended March 31, 2004

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

                              PART IV

Exhibits

  3.1     Articles and By-Laws*

1.1

Mineral Property Purchase Agreement** (extension)

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

*       Filed as an exhibit to our registration statement on Form

       10-SB dated February 27, 2002

 **       Filed as an exhibit on form 10SB/A 12G on July 6, 2004

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

Date: October 14, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Michael Iverson

Michael Iverson

President, Secretary, Treasurer

Principal Accounting Officer

And a Director

October 14, 2004