Form 10QSB/A
period 2004-06-30
LAKEFIELD VENTURES INC
filed 2004-10-27
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

                                 Amendment Number 1

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended    June 30, 2004

                                     ------------------

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange

      Act of 1934

      For the transition period                  to

                               ------------------   --------------------

      Commission File Number        000-501191

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

New Westminster, British Columbia                        V3M 6V3

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

                          LAKEFIELD VENTURES INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)

                                    ---------

LAKEFIELD VENTURES, INC.

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

CONTENTS

Page

Condensed Balance Sheet	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5-6

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

June 30,	March 31,
2004	2004
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 4,419	$ 12,465

TOTAL CURRENT ASSETS	4,419	12,465

OTHER ASSETS	2,500	2,500

TOTAL ASSETS	$ 6,919	$ 14,965

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES	$ -	$ -

TOTAL CURRENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550	3,550
Additional paid-in capital	38,450	38,450
Accumulated deficit	(35,081)	(27,035)

TOTAL SHAREHOLDERS' EQUITY	6,919	14,965

TOTAL LIABILITIES AND	$ 6,919	$ 14,965
SHAREHOLDERS' EQUITY

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

For the Period
from February 6,
Three Months Ended June 30,	2002 (inception)
2004	2003	to June 30, 2004

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	8,046	-	35,081

Total operating expenses	8,046	-	35,081

Loss from continuing operations
before provision for income taxes	(8,046)	-	(35,081)

Provision for income taxes	-	-	-

NET LOSS	$ (8,046)	$ -	$ (35,081)

Loss per common share:
Net loss from continuing operations	$ (0.002)	$ -	$ (0.011)

Weighted average common shares outstanding	3,328,247	3,131,978	3,147,457
basic and diluted

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Period
from February 6,
Three Months Ended June 30,	2002 (inception) to
2004	2003	June 30, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
$ (8,046)	$ -	$ (35,081)

Prepaid expenses and other current assets	-	-	(2,500)

NET CASH USED IN OPERATING ACTIVITIES	(8,046)	-	(37,581)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
-	-	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	42,000

Increase in Cash and Cash Equivalents	(8,046)	-	4,419

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,465	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,419	$ -	$ 4,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
$ -	$ -	$ -
$ -	$ -	$ -

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

NOTE 3 – INCOME TAXES

At September 30, 2004, there are no items that give rise to deferred income taxes.

NOTE 4 - MINERAL PROPERTY INTEREST

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

NOTE 5 – CONTINGENCY

Mineral Property - The Company's mineral property interests have been acquired pursuant to option agreements.  In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 4.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Results Of Operations for Three-Month Period Ended June 30, 2004

We incurred operating expenses in the amount of $8046 for the three-month period ended June 30, 2004, as compared to $0 for the comparative  period in

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

During the three-month  period ended June 30, 2004, the Company did not file any current reports on Form 8-K.

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

                                             Dated: October 25, 2004