Form 10QSB
period 2004-09-30
LAKEFIELD VENTURES INC
filed 2004-10-27
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended    September 30, 2004

                                     ------------------

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange

      Act of 1934

      For the transition period                  to

                               ------------------   --------------------

      Commission File Number           000-501191

                            -----------------

                          LAKEFIELD VENTURES, INC.

   ------------------------------------------------------------------------

       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                     98-0201189

- ---------------------------------           -----------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date:  3,550,000 shares of $0.001 par value common stock outstanding as of a September 30, 2004.

LAKEFIELD VENTURES, INC.

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

CONTENTS

Page

Condensed Balance Sheet	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5-6

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

June 30,	March 31,
2004	2004
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 4,419	$ 12,465

TOTAL CURRENT ASSETS	4,419	12,465

OTHER ASSETS	2,500	2,500

TOTAL ASSETS	$ 6,919	$ 14,965

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES	$ -	$ -

TOTAL CURRENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550	3,550
Additional paid-in capital	38,450	38,450
Accumulated deficit	(35,081)	(27,035)

TOTAL SHAREHOLDERS' EQUITY	6,919	14,965

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 6,919	$ 14,965

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
basic and diluted

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Period
from February 6,
Three Months Ended June 30,	2002 (inception) to
2004	2003	June 30, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (8,046)	$ -	$ (35,081)
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	-	(2,500)

NET CASH USED IN OPERATING ACTIVITIES	(8,046)	-	(37,581)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	42,000

Increase in Cash and Cash Equivalents	(8,046)	-	4,419

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,465	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,419	$ -	$ 4,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Results Of Operations for Three-Month Period Ended September 30, 2004

We incurred operating expenses in the amount of $2019 for the three-month period ended September 30, 2004, as compared to $0 for the comparative  period in 2003.  At quarter end, we had cash on hand of $2,400.  Our liabilities at the same date totaled $0.

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

During the three-month period ended September 30, 2004, the Company did not file any current reports on Form 8-K.

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