Form 10KSB/A
period 2004-03-31
LAKEFIELD VENTURES INC
filed 2004-12-15
CIK 1182737

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-KSB/A

                             Amendment No. 2

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

                      $35,500 as at March 31, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

       3,550,000 shares of common stock as at March 31, 2004

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

         OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         SIGNATURES

                                 PART 1

                                 ------

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Lakefield Ventures, Inc. (the "Company"), a Nevada Corporation, was incorporated on February 6, 2002. Since inception, the Company has not been in bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. The Company has no subsidiaries and no affiliated companies.  The Company's executive offices are located at 104-1015 Columbia Street, Suite 811 New Westminster, B.C., Canada, V3M 6V3 (Telephone: 604-351-3351).

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 50,000,000 shares of common stock, par value $0.001 per share and 10,000,000 Preferred Stock, par value $0.001 As at March 31, 2004 there were 3,550,000 shares outstanding.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period s ended March 31, 2003 and March 31, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we are in the pre-exploration stage, we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

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

Location of Kayla Property

The property is favorably located 45 kilometers north and 1 kilometer west of the towns of Chibougamau and Chapais, respectfully, 180 kilometers east of Demaraisville and 315 kilometers northeast of Val D’Or, Quebec, Canada. Direct access to the property is available via Highway 113, which bisects the central portion of the claim group, and via several maintained roads and trails.

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

                                                           6

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

In addition, we anticipate spending over the next year $10,000 on professional fees, $15,000 on phase one of our exploration program $0 on salaries and wages, $0 on travel costs, $0 on promotional expenses and $5 , 000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $30,000.  We will not be able to proceed with either Phase of our  exploration program, or meet our administrative expense requirements, without additional financing.

We will not be able to complete the initial exploration programs on our mineral property without additional financing.

We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.  Due to these factors, raise substantial doubt that the Company will be able to continue as a going concern. To the extent management’s plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.

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

We incurred operating expenses in the amount of $ 3,076 for the fiscal year ended March 31,2004. .

Our net loss decreased from $ 25,559  in fiscal 2003 to $ 3,076 in fiscal 2004 primarily due to a general decrease in company activity.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At March 31, 2004, we had assets of $14,965 consisting of cash on hand in the amount of $12,465 and other assets of $900, and no resource property cost advances.

                                         9

ITEM 7.  FINANCIAL STATEMENTS

For the year ended March 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Lakefield Ventures, Inc.

We have audited the accompanying balance sheet of Lakefield Ventures, Inc. as of March 31, 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2004 and 2003 and for the period from February 6, 2002 (inception) to March 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $28,635 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

June 18, 2004

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEET
MARCH 31, 2004

ASSETS

CURRENT ASSETS:
Cash	$ 12,465

TOTAL CURRENT ASSETS	12,465

OTHER ASSETS, NET	900

TOTAL ASSETS	$ 13,365

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

TOTAL CURRENT LIABILITIES	-

SHAREHOLDERS' EQUITY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550
Additional paid-in capital	38,450
Deficit accumulated during the exploration stage	(28,635)

TOTAL SHAREHOLDERS' EQUITY	13,365

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,365

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from February 6,
	March 31,	March 31,	2002 (inception)
	2004	2003	to March 31, 2004

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	3,076	25,559	28,635

Total operating expenses	3,076	25,559	28,635

Loss from continuing operations
before provision for income taxes	(3,076)	(25,559)	(28,635)

Provision for income taxes	-	-	-

NET LOSS	$ (3,076)	$ (25,559)	$ (28,635)

Loss per common share:
Net loss from continuing operations	$ -	$ -	$ -

Weighted average common shares outstanding -	3,328,247	3,131,978	3,147,457
basic and diluted

LAKEFIELD VENTURES, INC.
		(An exploration stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, FEBRUARY 6, 2002 (INCEPTION)	-	$ -	-	$ -	$ -	$ -	$ -
Common shares issued at par value	-	-	1,500,000	1,500	-	-	1,500
Common shares issued at $0.01 per share	-	-	1,550,000	1,550	13,950	-	15,500
Net loss	-	-	-	-	-	-	-

BALANCE, MARCH 31, 2002	-	$ -	3,050,000	$ 3,050	$ 13,950	$ -	$ 17,000
Common shares issued at $0.05 per share	-	-	245,000	245	12,005	-	12,250
Net loss	-	-	-	-	-	(25,559)	(25,559)

BALANCE, MARCH 31, 2003	-	$ -	3,295,000	$ 3,295	$ 25,955	$ (25,559)	$ 3,691
Common shares issued at $0.05 per share			255,000	255	12,495	-	12,750
Net loss	-	-	-	-	-	(3,076)	(3,076)

BALANCE, MARCH 31, 2004	-	$ -	3,550,000	$ 3,550	$ 38,450	$ (28,635)	$ 13,365

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Year	For the Year	from February 6,
	Ended	Ended	2002 (inception) to
	March 31, 2004	March 31, 2003	March 31, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (3,076)	$ (25,559)	$ (28,635)
Adjustments to reconcile net loss to
cash flows from operating activities:
Amortization	800	800	1,600
Changes in assets and liabilities:
Prepaid expenses and other assets	3,206	(5,706)	-
Accounts payable and accrued expenses	(1,400)	1,400	-
NET CASH USED IN OPERATING ACTIVITIES	(470)	(29,065)	(27,035)

CASH FLOW FROM INVESTING ACTIVITIES:
Payment to consummate option agreement	-	-	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	12,750	12,250	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,750	12,250	42,000

Increase in Cash and Cash Equivalents	12,280	(16,815)	12,465

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	185	17,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,465	$ 185	$ 12,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Going Concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss $3,076 for the year ended March 31, 2004; a net loss of $25,559 for the year ended March 31, 2003; and a net loss of $28,635 for the period from February 6, 2002 (inception) to March 31, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  The Company may seek to obtain short-term loans from its directors as a way of funding cash flow requirements for the next twelve months. Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern. To the extent management’s plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, dated April 15, 2002 to acquire a 90% interest in a total of six mineral claims located in the Levy Township in Quebec, Canada. In  order  to  earn  its  interests, the Company  made  a  cash  payment totaling  $2,500  upon consummating the agreement. Such amount was capitalized and amortized over the term of the option. Amortization expense was $800 and $800 for the years ended March 31, 2004 and 2003, respectively.

Under the terms of the agreement the Company is required to incur exploration expenditures totaling $150,000, of which $15,000 is required to be expended by December 31, 2004 and $135,000 is required to be expended by December 31, 2005. The properties are subject to 1% net smelter return royalty fees.

NOTE 4 – INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of March 31, 2004 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no deferred taxes for the years ended March 31, 2004 and 2003. Such amounts consist of minimum state taxes payable.

NOTE 5 – CONTINGENCY

Mineral Property - The Company's mineral property interests have been acquired pursuant to option agreements.  In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 3.

NOTE 6 - RELATED PARTY TRANSACTIONS

Effective  February  6,  2002, the Company  entered  into  a  management consulting  agreement with a director which pays $12,000 per  annum  and expired February 6, 2004.

During the period ended March 31, 2003, the Company incurred $9,600 for management consulting services provided by two directors of the Company.

NOTE 7 – SUBSEQUENT EVENTS

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable upon demand.

During December 2004, under the option agreement dated April 15, 2002, the Company incurred exploration expenditures totaling $15,000. These funds were expended in accordance with the requirements of the option agreement.

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

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Limitations on the Effective of Controls

Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure..

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that,  disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Exhibits

  3.1     Articles and By-Laws*

1.1

Mineral Property Purchase Agreement** (extension)

23.2     Consent of Jewett, Schwartz, and Associates

23.1     Consent of Gordon N. Henriksen BSC, Geologist

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

Date: December 13, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Michael Iverson

Michael Iverson

President, Secretary, Treasurer

Principal Accounting Officer

And a Director

December 13 , 2004