Form 10QSB/A
period 2004-06-30
LAKEFIELD VENTURES INC
filed 2004-12-15
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

                                 Amendment Number 2

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

LAKEFIELD VENTURES, INC.

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

CONTENTS

Page

Condensed Balance Sheet	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5-7

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2004	2004
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 4,419	$ 12,465

TOTAL CURRENT ASSETS	4,419	12,465

OTHER ASSETS, NET	700	900

TOTAL ASSETS	$ 5,119	$ 13,365

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:	$ -	$ -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550	3,550
Additional paid-in capital	38,450	38,450
Accumulated deficit	(36,881)	(28,635)

TOTAL SHAREHOLDERS' EQUITY	5,119	13,365

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 5,119	$ 13,365

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from February 6,
	Three Months Ended June 30,		2002 (inception)
	2004	2003	to June 30, 2004

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	8,246	-	36,881

Total operating expenses	8,246	-	36,881

Loss from continuing operations
before provision for income taxes	(8,246)	-	(36,881)

Provision for income taxes	-	-	-

NET LOSS	$ (8,246)	$ -	$ (36,881)

Loss per common share:
Net loss from continuing operations	$ (0.002)	$ -	$ (0.011)

Weighted average common shares outstanding - basic and diluted	3,328,247	3,131,978	3,147,457

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from February 6,
	Three Months Ended June 30,		2002 (inception) to
	2004	2003	June 30, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (8,246)	$ -	$ (36,881)
Adjustments to reconcile net loss to
cash flows from operating activities
Amortization	200	200	1,800

NET CASH USED IN OPERATING ACTIVITIES	(8,046)	200	(35,081)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to consummate option agreement	-	-	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	42,000

Increase in Cash and Cash Equivalents	(8,046)	200	4,419

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,465	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,419	$ 200	$ 4,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

LAKEFIELD VENTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(An Exploration Stage Company)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Since its formation the Company has incurred net operating losses. As of June 30, 2004 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

NOTE 6 – SUBSEQUENT EVENTS

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

Results Of Operations for Three-Month Period Ended June 30, 2004

We incurred operating expenses in the amount of $ 8,246  for the three-month period ended June 30, 2004, as compared to $0 for the comparative  period in

2003.  At quarter end, we had cash on hand of $4,419.  Our liabilities at June 30, 2004 totaled $0.

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

                                             Dated: December 13, 2004