Form 10KSB/A
period 2004-03-31
LAKEFIELD VENTURES INC
filed 2004-12-16
CIK 1182737

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-KSB/A

                             Amendment No. 4

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

         OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         SIGNATURES

                                  PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Lakefield Ventures, Inc.(the "Company"), a Nevada Corporation, was incorporated on February 6, 2002. Since inception, the Company has not been in bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. The Company has no subsidiaries and no affiliated companies.  The Company's executive offices are located at 104-1015 Columbia Street, Suite 811 New Westminster, B.C., Canada, V3M 6V3 (Telephone: 604-351-3351).

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the periods ended March 31, 2003 and March 31, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we are in the pre-exploration stage, we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

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

                                        5

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

In addition, we anticipate spending over the next year $10,000 on professional fees, $15,000 on phase one of our exploration program $0 on salaries and wages, $0 on travel costs, $0 on promotional expenses and $5,000 on other administrative expenses.

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

We incurred operating expenses in the amount of $3,076 for the fiscal year ended March 31,2004. .

Our net loss decreased from $25,559 in fiscal 2003 to $3,076 in fiscal 2004 primarily due to a general decrease in company activity.

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

                                                                       F2

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

                                                                            F3

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from February 6,
	March 31,	March 31,	2002 (inception)
	2004	2003	to March 31, 2004

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	3,076	25,559	28,635

Total operating expenses	3,076	25,559	28,635

Loss from continuing operations
before provision for income taxes	(3,076)	(25,559)	(28,635)

Provision for income taxes	-	-	-

NET LOSS	$ (3,076)	$ (25,559)	$ (28,635)

Loss per common share:
Net loss from continuing operations	$ -	$ -	$ -

Weighted average common shares outstanding -	3,550,000	3,131,978	3,147,457
basic and diluted

                                                                                  F4

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

                                                                               F5

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

                                                                       F7

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

                                                                        F8

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

                                                                           F9

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

                                                                      F10

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

                                                             F11

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

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Limitations on the Effective of Controls

Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                                        11

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

Date: December 16 , 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Michael Iverson

Michael Iverson

President, Secretary, Treasurer

Principal Accounting Officer

And a Director

December 16 , 2004