Form 10QSB/A
period 2004-06-30
LAKEFIELD VENTURES INC
filed 2004-12-16
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

                                 Amendment Number 3

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

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from February 6,
	Three Months Ended June 30,		2002 (inception)
	2004	2003	to June 30, 2004

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	8,246	-	36,881

Total operating expenses	8,246	-	36,881

Loss from continuing operations
before provision for income taxes	(8,246)	-	(36,881)

Provision for income taxes	-	-	-

NET LOSS	$ (8,246)	$ -	$ (36,881)

Loss per common share:
Net loss from continuing operations	$ (0.002)	$ -	$ (0.011)

Weighted average common shares outstanding - basic and diluted	3,550,000	3,131,978	3,147,457

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

Results Of Operations for Three-Month Period Ended June 30, 2004

We incurred operating expenses in the amount of $8,246 for the three-month period ended June 30, 2004, as compared to $0 for the comparative  period in

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

                                             Dated: December 16, 2004