Form 10QSB/A
period 2004-09-30
LAKEFIELD VENTURES INC
filed 2004-12-16
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

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

LAKEFIELD VENTURES, INC.

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

CONTENTS

Page

Condensed Balance Sheet	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5-7

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2004	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 2,400	$ 12,465

TOTAL CURRENT ASSETS	2,400	12,465

OTHER ASSETS, NET	500	900

TOTAL ASSETS	$ 2,900	$ 13,365

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES	$ -	$ -

TOTAL CURRENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550	3,550
Additional paid-in capital	38,450	38,450
Deficit accumulated during the exploration stage	(39,100)	(28,635)

TOTAL SHAREHOLDERS' EQUITY	2,900	13,365

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,900	$ 13,365

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					from February 6,
	Three Months Ended September 30,		Six Months Ended September 30,		2002 (inception)
	2004	2003	2004	2003	to September 30, 2004

REVENUES	$ -	$ -	-	-	$ -
			-	-
Cost of operations	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	2,219	-	10,465	-	39,100

Total operating expenses	2,219	-	10,465	-	39,100

Loss from continuing operations
before provision for income taxes	(2,219)	-	(10,465)	-	(39,100)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (2,219)	$ -	$ (10,465)	$ -	$ (39,100)

Loss per common share:
Net loss from continuing operations	$ (0.002)	$ -	$ (0.00)	$ -	$ (0.011)

Weighted average common shares outstanding - basic and diluted	3,328,247	3,131,978	3,328,247	3,131,978	3,147,457

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from February 6,
	Six Months Ended September 30,		2002 (inception) to
	2004	2003	September 30, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (10,465)	$ -	$ (39,100)
Adjustments to reconcile net loss to
cash flows from operating activities
Amortization	400	400	2,000

NET CASH USED IN OPERATING ACTIVITIES	(10,065)	400	(37,100)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to consummate option agreement	-	-	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	42,000

Increase in Cash and Cash Equivalents	(10,065)	400	2,400

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,465	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,400	$ 400	$ 2,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

LAKEFIELD VENTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(An Exploration Stage Company)

For the Six Months Ended September, 30 2004 and 2003

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

Since its formation the Company has incurred net operating losses. As of September 30, 2004 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

We will not be able to complete the initial exploration program on our mineral property without additional financing.  We currently do not have a specific plan of how we will obtain such funding;  however, we anticipate that additional funding  will be in the form of  equity  financing  from the sale of our common stock. We may also seek to obtain short-term loans from our director, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing. .  Due to these factors, raise substantial doubt that the Company will be able to continue as a going concern. To the extent management’s plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.

Results Of Operations for Three-Month Period Ended September 30, 2004

We incurred operating expenses in the amount of $ 2,219  for the three-month period ended September 30, 2004, as compared to $0 for the comparative  period in 2003.  At quarter end, we had cash on hand of $2,400.  Our liabilities at September 30, 2004 totaled $0.

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