Form 10QSB/A
period 2004-09-30
LAKEFIELD VENTURES INC
filed 2004-12-16
CIK 1182737

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

LAKEFIELD VENTURES, INC.

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

CONTENTS

Page

Condensed Balance Sheet	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5-7

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2004	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 2,400	$ 12,465

TOTAL CURRENT ASSETS	2,400	12,465

OTHER ASSETS, NET	500	900

TOTAL ASSETS	$ 2,900	$ 13,365

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES	$ -	$ -

TOTAL CURRENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550	3,550
Additional paid-in capital	38,450	38,450
Deficit accumulated during the exploration stage	(39,100)	(28,635)

TOTAL SHAREHOLDERS' EQUITY	2,900	13,365

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,900	$ 13,365

				For the Period
				from February 6,
Three Months Ended September 30,		Six Months Ended September 30,		2002 (inception)
2004	2003	2004	2003	to September 30, 2004

$ -	$ -	-	-	$ -
		-	-
-	-	-	-	-

-	-	-	-	-

2,219	-	10,465	-	39,100

2,219	-	10,465	-	39,100

(2,219)	-	(10,465)	-	(39,100)

-	-	-	-	-

$ (2,219)	$ -	$ (10,465)	$ -	$ (39,100)

$ (0.002)	$ -	$ (0.00)	$ -	$ (0.011)

3,550,000	3,131,978	3,328,247	3,131,978	3,147,457

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (10,465)	$ -
Adjustments to reconcile net loss to
cash flows from operating activities
Amortization	400	400

NET CASH USED IN OPERATING ACTIVITIES	(10,065)	400

CASH FLOW FROM INVESTING ACTIVITIES
Payment to consummate option agreement	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

Increase in Cash and Cash Equivalents	(10,065)	400

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,465	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,400	$ 400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Results Of Operations for Three-Month Period Ended September 30, 2004

We incurred operating expenses in the amount of $2,219  for the three-month period ended September 30, 2004, as compared to $0 for the comparative  period in 2003.  At quarter end, we had cash on hand of $2,400.  Our liabilities at September 30, 2004 totaled $0.

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