Form 10QSB
period 2004-12-31
LAKEFIELD VENTURES INC
filed 2005-02-22
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended    December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date:  3,530,000 shares of $0.001 par value common stock outstanding as of a December 31, 2004.

LAKEFIELD VENTURES, INC.

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

CONTENTS

Page

Condensed Balance Sheets	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5-7

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2004	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 7,872	$ 12,465

TOTAL CURRENT ASSETS	7,872	12,465

OTHER ASSETS, NET	300	900

TOTAL ASSETS	$ 8,172	$ 13,365

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,630
Note payable - related party	25,000	$ -

TOTAL CURRENT LIABILITIES	27,630	-

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
3,530,000 shares issued and outstanding	3,530	3,550
Additional paid-in capital	38,470	38,450
Deficit accumulated during the exploration stage	(61,458)	(28,635)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(19,458)	13,365

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)	$ 8,172	$ 13,365

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
					from February 6,
	Three Months Ended December 31,		Nine Months Ended December 31,		2002 (inception)
	2004	2003	2004	2003	to December 31, 2004

REVENUES	$ -	$ -	-	-	$ -
			-	-
Cost of operations	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	7,358	200	17,823	600	46,458
Exploration expenses	15,000	-	15,000	-	15,000

Total operating expenses	22,358	200	32,823	600	61,458

Loss from continuing operations
before provision for income taxes	(22,358)	(200)	(32,823)	(600)	(61,458)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (22,358)	$ (200)	$ (32,823)	$ (600)	$ (61,458)

Loss per common share:
Net loss from continuing operations	$ (0.006)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.020)

Weighted average common shares outstanding - basic and diluted	3,530,000	3,295,000	3,550,000	3,295,000	3,147,457

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from February 6,
	Nine Months Ended December 31,		2002 (inception) to
	2004	2003	December 31, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (32,823)	$ (600)	$ (61,458)
Adjustments to reconcile net loss to
cash flows from operating activities
Amortization	600	600	2,200
Increase in accounts payable	2,630	-	2,630

NET CASH USED IN OPERATING ACTIVITIES	(29,593)	-	(56,628)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to consummate option agreement	-	-	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	25,000		25,000
Net proceeds from the issuance of common stock	-	-	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	-	67,000

Increase in Cash and Cash Equivalents	(4,593)	-	7,872

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,465	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 7,872	$ -	$ 7,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

LAKEFIELD VENTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(An Exploration Stage Company)

For the Nine Months Ended December, 31 2004 and 2003

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2004 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Since its formation the Company has incurred net operating losses. As of December 31, 2004 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

NOTE 6 – RELATED PARTY TRANSACTION

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable upon demand.

NOTE 7 – SHAREHOLDERS’ EQUITY

During the third quarter, the Company cancelled 20,000 shares of common stock, resulting in a total of 3,530,000 shares outstanding.

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

Plan of Operation

Our plan of operations for the twelve months following the date of this quarterly report is to complete initial exploration programs on the Kayla property. We anticipate that this program will cost $15,000 and have advanced this amount for phase one of our exploration program, respectively.

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

Results Of Operations for Three-Month Period Ended December 31, 2004

We incurred operating expenses in the amount of $7,158  for the three-month period ended December 31, 2004, as compared to $200 for the comparative  period in 2003.  At quarter end, we had cash on hand of $7,872.  Our liabilities at December 31, 2004 totaled $27,630.

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

During the three-month period ended December 31, 2004, the Company did not file any current reports on Form 8-K.

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

                                             Dated: February 22, 2005