Form 10KSB
period 2005-03-31
LAKEFIELD VENTURES INC
filed 2005-07-15
CIK 1182737

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    ACT OF 1934

    For the fiscal year ended           March 31, 2005

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

                      $35,200 as at March 31, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

       3,520,000 shares of common stock as at March 31, 2005

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

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 50,000,000 shares of common stock, par value $0.001 per share and 10,000,000 Preferred Stock, par value $0.001 As at March 31, 2005 there were 3,520,000 shares outstanding.

The Company has commenced business operations as a mineral exploration stage company and is currently quoted on the OTC Bulliten Board under the symbol LKVN.

The Company has become engaged in the exploration, and if warranted, the development of mineral property.  Currently, the Company owns an option in six mineral claims located in Quebec, which is known as the Kayla Property.

Kayla Property

We have entered into a mineral property option agreement with Peter Hawley of Val D’or Quebec Canada, whereby we may acquire a 90% interest in a total of 6 mineral claims, totaling 95.70 Hectares  located in Levy Towship, Val D’or Mining District, Quebec, Canada. These claims are identified by claim numbers 5081367 expires 07/19/2006, 5090403 expires 04/22/2006, 5090404 expires 04/22/2006, 5092077 expires 11/22/2006, 5092078 expires 11/22/2006 and 5092079 expires 11/22/2006 respectively.  We refer to these mineral claims respectively as the Kayla Property. This option is exercisable by us completing aggregate exploration expenditures of $15,000 on the Kayla Property, paid on December 10, 2004, and a balance of 135,000 by December 31, 2005. The Property is also Subject to a 1% Net Smelter Return Royalty, payable to Peter Hawley. Gordon Henriksen of Val D’or Quebec was retained to write a geological report on these claims.  The claims are in good standing until 2006.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete planned exploration on our mineral property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2005, we had cash in the amount of $492  We currently do not have any operations and we have no income.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended March 31, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we are in the pre-exploration stage, we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the final quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock currently are quoted on the National Association of Securities Dealers’ OTC Bulletin Board, under the symbol LKVN there is no guarantee that we will be successful.

We have 45 shareholders of record as at the date of this annual report.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Our plan of operations for the twelve months following the date of this annual report is to complete initial exploration programs on the Kayla property. We have spent $15,000 Phase 1 and will look to proceed with Phase 2 providing the results from phase 1 are favorable

In addition, we anticipate spending over the next year $10,000 on professional fees, $135,000 on phase two of our exploration program $0 on salaries and wages, $0 on travel costs, $0 on promotional expenses and $5,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $165,000.  We will not be able to proceed with Phase II of our  exploration program, or meet our administrative expense requirements, without additional financing.

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

Results Of Operations For Period Ending March 31, 2005

We did not earn any revenues during the period ending March 31, 2005.  We do not anticipate earning revenues until such time as we have entered into commercial production on the Kayla Property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on either property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $35,689 for the fiscal year ended March 31, 2005. .

Our net loss increased from $3,076 in fiscal 2004 to $35,689 in fiscal 2005 primarily due to a general increase in company activity.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At March 31, 2005, we had assets of $592 consisting of cash on hand in the amount of $492 and other assets of $100 and have advanced $15,000 for phase 1of our exploration program.

                                         9

ITEM 7.  FINANCIAL STATEMENTS

LAKEFIELD VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the year ended March 31, 2005

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors

of Lakefield Ventures, Inc.

     We have audited the accompanying balance sheet of Lakefield Ventures, Inc. (an exploration stage Company) as of March 31, 2005 and the related statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  .

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakefield Ventures, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, & Associates

Hollywood, Florida

July 14, 2005

                                                                F2

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

BALANCE SHEET
MARCH 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$ 492

TOTAL CURRENT ASSETS	492

OTHER ASSETS, NET	100

TOTAL ASSETS	$ 592

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 416
Note payable - related party	22,500

TOTAL CURRENT LIABILITIES	22,916

SHAREHOLDERS' DEFICIENCY
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
3,520,000 shares issued and outstanding	3,520
Additional paid-in capital	38,480
Accumulated deficit	(64,324)

TOTAL SHAREHOLDERS' DEFICIENCY	(22,324)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$ 592

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from February 6,
	March 31,	March 31,	2002 (inception)
	2005	2004	to March 31, 2005

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	35,689	3,076	64,324

Total operating expenses	35,689	3,076	64,324

Loss from continuing operations
before provision for income taxes	(35,689)	(3,076)	(64,324)

Provision for income taxes	-	-	-

NET LOSS	$ (35,689)	$ (3,076)	$ (64,324)

Loss per common share:
Net loss from continuing operations	$ (0.01)	$ (0.00)	$ -

Weighted average common shares outstanding	3,542,500	3,328,247	-
- basic and diluted

LAKEFIELD VENTURES, INC.
		(An exploration Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, FEBRUARY 6, 2002 (INCEPTION)	-	$ -	-	$ -	$ -	$ -	$ -
Common shares issued at par value	-	-	1,500,000	1,500	-	-	1,500
Common shares issued at $0.01 per share	-	-	1,550,000	1,550	13,950	-	15,500
Net loss	-	-	-	-	-	-	-

BALANCE, MARCH 31, 2002	-	$ -	3,050,000	$ 3,050	$ 13,950	$ -	$ 17,000
Common shares issued at $0.05 per share	-	-	245,000	245	12,005	-	12,250
Net loss	-	-	-	-	-	(25,559)	(25,559)

BALANCE, MARCH 31, 2003	-	$ -	3,295,000	$ 3,295	$ 25,955	$ (25,559)	$ 3,691
Common shares issued at $0.05 per share	-	-	255,000	255	12,495	-	12,750
Net loss	-	-	-	-	-	(3,076)	(3,076)

BALANCE, MARCH 31, 2004	-	$ -	3,550,000	$ 3,550	$ 38,450	$ (28,635)	$ 13,365
Cancellation of common stock	-	-	(30,000)	(30)	30	-	-
Net loss	-	-	-	-	-	(35,689)	(35,689)

BALANCE, MARCH 31, 2005	-	$ -	3,520,000	$ 3,520	$ 38,480	$ (64,324)	$ (22,324)

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Year	For the Year	from February 6,
	Ended	Ended	2002 (inception) to
	March 31, 2005	March 31, 2004	March 31, 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (35,689)	$ (3,076)	$ (64,324)
Amortization	800	800	2,400
Changes in assets and liabilities:
Prepaid expenses and other assets	-	3,206	-
Accounts payable and accrued expenses	416	(1,400)	416

NET CASH USED IN OPERATING ACTIVITIES	(34,473)	(470)	(61,508)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to consummate option agreement	-	-	(2,500)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	25,000	-	25,000
Repayment of note payable	(2,500)	-	(2,500)
Net proceeds from the issuance of common stock	-	12,750	42,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,500	12,750	64,500

Increase in Cash and Cash Equivalents	(11,973)	12,280	492

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,465	185	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 492	$ 12,465	$ 492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Going Concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss $35,689 for the year ended March 31, 2005; a net loss of $3,076 for the year ended March 31, 2004; and a net loss of $64,324 for the period from February 6, 2002 (inception) to March 31, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.  To the extent management’s plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's future capital requirements will depend on many factors, including costs of exploration of the Property, cash flow from operations, costs to complete mine production, if warranted, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business.  Further, the Company does not have sufficient funds on hand to complete the exploration of the Property.

The Company will depend almost exclusively on outside capital to complete the exploration of the Property. Such outside capital may include the sale of additional common stock and/or commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders.  The Company does not have any arrangements in place for any future equity financing.

Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2005, the Company had a working capital deficit of $22,324. A minimum of $3000per quarter is needed to cover expenses and $15,000 is budgeted for Phase I exploration on Kayla property.  The Company has insufficient working capital to operate for the next year, and will require additional funding to conduct Phase II exploration on the Kayla property.  The Company expects to raise additional funds in the next twelve months through the issuance of shares for cash.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Securities and Exchange Commission Guide No. 7.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date the Company has not established any proven reserves on its mineral properties.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS

No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,’ which allows entities to provide pr forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Loss Per Share

The Company computed basic and diluted loss per share amounts for March 31, 2005 and 2004 pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of March 31, 2005 and 2004 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Recent Authoritative Pronouncements

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting.  As of March 31, 2005, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-08”), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated.  EITF 04-08 did not impact earnings per share in 2004.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005.  Based on the number of shares and awards outstanding as of March 31, 2005 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

 In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, "Inventory Costs."  The new statement amends Accounting Research Bulletin (“APB”) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)”), “Share-Based Payment.”  This statement replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.  The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company does not expect the adoption of this SFAS 123(R) to have a material impact relating to outstanding options/warrants since a majority of the awards granted at December 31, 2004 will be fully vested prior to our adoption.

NOTE 3 - MINERAL PROPERTY INTEREST

The Company has entered into an option agreement, dated April 15, 2002 to acquire a 90% interest in a total of six mineral claims located in the Levy Township in Quebec, Canada. In  order  to  earn  its  interests, the Company  made  a  cash  payment totaling  $2,500  upon consummating the agreement. Under the terms of the agreement the Company is required to incur exploration expenditures totaling $150,000, of which $15,000 is required to be expended by December 31, 2004 and $135,000 is required to be expended by December 31, 2005. The properties are subject to 1% net smelter return royalty fees.  During December 2004 $15,000 was expensed in accordance with the requirements of the option agreement.

NOTE 4 – CONTINGENCY

Mineral Property - The Company's mineral property interests have been acquired pursuant to option agreements.  In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 3.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable upon demand.  As of March 31, 2005 the balance of the loan is $22,500.

During the period ended March 31, 2003, the Company incurred $9,600 for management consulting services provided by two directors of the Company.

Effective  February  6,  2002, the Company  entered  into  a  management consulting  agreement with a director which pays $12,000 per  annum  and expired February 6, 2004.

NOTE 6 – SHAREHOLDERS’ EQUITY

During the third quarter, the Company cancelled 30,000 shares of common stock, resulting in a total of 3,520,000 shares outstanding.

NOTE 7 – SUBSEQUENT EVENT

In May 2005, the company declared a 11.14 to one forward stock split on all of its outstanding common stock.

NOTE 8- INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense

items reported for financial accounting and tax purposes in different periods.   A deferred

tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of March 31, 2005.

There was no income tax expense for the years ended March 31, 2005 and 2004 and for the period February 6, 2002 (inception) through March 31, 2005 due to the Company’s net losses.

The Company’s tax expense (benefit) differs from the “expected” tax expense (benefit) for the years ended March 31, 2005 and 2004 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

		2005		2004		February 6, 2002 (inception) Through March 31, 2005
Computed “expected” tax expense (benefit)	$	( - )	$	( - )	$	( - )
Benefit of operating loss carryforwards		-		-		-
		$-		$-		$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2005 are as follows:

Deferred tax assets:	2005
Current deferred tax assets	$-
Net operating loss carryforward	-
Total gross deferred tax assets	-
Less valuation allowance	-
Net deferred tax assets	$-

The Company has a net operating loss carryforward of approximately $64,000 available to offset future taxable income through 2019.

The valuation allowance at March 31, 2005 was $______.  The net change in valuation allowance during the year ended March 31, 2005 was an increase of $ _____.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

We had no disagreements with accountants for the year ended March 31, 2005.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                       Number       Transactions    Known Failures

    Name and           Of late      Not Timely      to file a

Principal position     Reports       Reported        Required Form

------------------     -------      ------------    --------------

Michael Iverson              0           0            1

                                       11

ITEM 10.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended  March 31, 2005.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Michael Iverson	President Sec, Treas	2004	0	0	0	0	0	0	0
		2003	0	0	0	0	0	0	0
				0	0	0	0	0	0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

23.1     Consent of Gordon N. Henriksen BSC, Geologist*

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

                    Fiscal year ended          Fiscal year ended

                    March 31, 2004             March 31, 2005

Audit fees

          $3000                      $10,000

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

Date: July 15, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Michael Iverson

Michael Iverson

President, Secretary, Treasurer

Principal Accounting Officer

And a Director

July 15, 2005