Form 10QSB
period 2005-06-30
LAKEFIELD VENTURES INC
filed 2005-08-22
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended    June 30, 2005

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

                          LAKEFIELD VENTURES INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                                    ---------

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

Plan of Operation

We have completed Phase 1 of our exploration program on the Kayla property and our plan of operations for the twelve months following the date of this report is to determine whether to proceed with Phase 2 of our exploration program on the Kayla property. If we determine to proceed, we anticipate that Phase 2 of this program will cost $135,000 respectively.

In addition, we anticipate spending $10,000 on professional fees and $10,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be

$155,000.  We will not be able to proceed with our exploration program, or meet our administrative expense requirements, without additional financing.

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

Results Of Operations for Three-Month Period Ended June 30, 2004

We incurred operating expenses in the amount of $0 for the three-month period ended June 30, 2005, as compared to $8046 for the comparative  period in

2004.  At quarter end, we had cash on hand of $419.  Our liabilities at the same date totaled $22,910.

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

                                             Lakefield Ventures Inc.

                                             /s/ Michael Iverson

                                             ---------------------------

                                             Michael Iverson

                                             President, Secretary, Treasurer

                                             and Director

                                            (Principal Accounting and Executive

                                             Officer)

                                             Dated: August 15, 2005

================================================================================

                                  Exhibit 31.1

                                  CERTIFICATION

I, Michael Iverson, President and Chief Executive Officer of Lakefield

Ventures Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Lakefield

     Ventures Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of material  fact or omit to state a material  fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   I am responsible for establishing and maintaining  disclosure  controls and procedures  (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules

     13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the small business issuer,  including its  consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)   designed such internal  control over  financial  reporting,  or caused such  disclosure  control  and  procedures  to be  designed  under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external  purposes in accordance  with generally  accepted  accounting principles;

     c)   evaluated the effectiveness of the small business issuer's  disclosure controls and procedures  and presented in this report our  conclusions about the effectiveness of the disclosure controls and procedures,  as of the end of the period  covered by this  quarterly  report  based on such evaluation; and

    d)    disclosed in this  quarterly  report any change in the small  business issuer's  internal  control over  financial  reporting  that  occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.  I have disclosed, based on my most recent  evaluation of internal  controls over financial  reporting,  to the small business  issuer's auditors and the audit  committee  of the small  business  issuer's  board of  directors  (or persons performing the equivalent functions):

   (a) all  significant  deficiencies and material weaknesses in the design or

       operation  of  internal  control  over  financial   reporting  which  are

       reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud,  whether or not material,  that  involves  management or other employees  who have a  significant  role in the small  business  issuer's internal control over financial reporting.

Date: August 15, 2005                   /s/ Michael Iverson

                                     --------------------------------

                                        Michael Iverson

                                        President, Secretary, Treasurer

                                        and Director

                                        (Principal Accounting and Executive

                                         Officer)

================================================================================

                                  Exhibit 31.2

                                  CERTIFICATION

I, Michael Iverson, Secretary, Treasurer and Chief Financial Officer of Lakefield

Ventures Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Lakefield

     Ventures Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of material  fact or omit to state a material  fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   I am responsible for establishing and maintaining  disclosure  controls and procedures  (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules

     13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the small business issuer,  including its  consolidated  subsidiaries,  is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)   designed such internal  control over  financial  reporting,  or caused such  disclosure  control  and  procedures  to be  designed  under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external  purposes in accordance  with generally  accepted  accounting principles;

     c)   evaluated the effectiveness of the small business issuer's  disclosure controls and procedures  and presented in this report our  conclusions about the effectiveness of the disclosure controls and procedures,  as of the end of the period  covered by this  quarterly  report  based on such evaluation; and

    d)    disclosed in this  quarterly  report any change in the small  business issuer's  internal  control over  financial  reporting  that  occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.  I have disclosed,  based on my most recent  evaluation of internal  controls over financial  reporting,  to the small business  issuer's auditors and the audit  committee  of the small  business  issuer's  board of  directors  (or persons performing the equivalent functions):

   (a) all  significant  deficiencies  and material  weaknesses in the design or

       operation  of  internal  control  over  financial   reporting  which  are

       reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud,  whether or not material,  that  involves  management or other employees  who have a  significant  role in the small  business  issuer's internal control over financial reporting.

Date:  August 15, 2005                     /s/  Michael Iverson

                                         -----------------------------

                                             Michael Iverson

                                             President, Secretary, Treasurer

                                             and Director

                                            (Principal Accounting and Executive

                                             Officer)

================================================================================

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the Quarterly  Report of Lakefield  Ventures  Inc. (the

"Company")  on Form  10-QSB for the period  ended June 30, 2004 as filed with the

Securities  and  Exchange  Commission  on the date  hereof (the  "Report"),  the undersigned,  in the  capacities  and  on  the  dates  indicated  below,  hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.       The Report fully complies with the requirements of Section 13(a) or

         15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 15, 2005

/s/ Michael Iverson

- --------------------------------

Michael Iverson

President, Secretary, Treasurer

and Director

(Principal Accounting and Executive Officer)

================================================================================

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection  with the Quarterly  Report of Lakefield  Ventures  Inc. (the

"Company")  on Form  10-QSB for the period  ended June 30, 2004 as filed with the

Securities  and  Exchange  Commission  on the date  hereof (the  "Report"),  the undersigned,  in the  capacities  and  on  the  dates  indicated  below,  hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1.  The Report fully complies with the requirements of Section 13(a) or

         15(d) of the Securities Exchange Act of 1934; and

     2.  The  information  contained  in  the  Report  fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

Date:  August 15, 2005

/s/  Michael Iverson

- ------------------------------

Michael Iverson

President, Secretary, Treasurer

and Director

(Principal Accounting and Executive Officer)