Form 10QSB/A
period 2005-06-30
LAKEFIELD VENTURES INC
filed 2005-08-24
CIK 1182737

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

LAKEFIELD VENTURES, INC.

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

CONTENTS

Page

Condensed Balance Sheet	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to the Condensed Financial Statements	5-7

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2005	2005
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 474	$ 492

TOTAL CURRENT ASSETS	474	492

OTHER ASSETS, NET	-	100

TOTAL ASSETS	$ 474	$ 592

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,416	$ 416
Note payable - related party	22,500	22,500

TOTAL CURRENT LIABILITIES	$ 27,916	22,916

SHAREHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 150,000,000 shares authorized
39,212,800 shares issued and outstanding	39,213	3,520
Additional paid-in capital	2,787	38,480
Accumulated deficit	(69,442)	(64,324)

TOTAL SHAREHOLDERS' DEFICIENCY	(27,442)	(22,324)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$ 474	$ 592

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from February 6,
	Three Months Ended June 30,		2002 (inception)
	2005	2004	to June 30, 2005

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	5,118	8,246	69,442

Total operating expenses	5,118	8,246	69,442

Loss from continuing operations
before provision for income taxes	(5,118)	(8,246)	(69,442)

Provision for income taxes	-	-	-

NET LOSS	$ (5,118)	$ (8,246)	$ (69,442)

Loss per common share:
Net loss from continuing operations	$ -	$ -	$ -

Weighted average common shares outstanding -	27,315,200	3,550,000	-
basic and diluted

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from February 6,
	Three Months Ended June 30,		2002 (inception) to
	2005	2004	June 30, 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (5,118)	$ (8,246)	$ (69,442)
Adjustments to reconcile net loss to
cash flows from operating activities
Amortization	100	200	2,500
Increase in accounts payable	5,000	-	5,416

NET CASH USED IN OPERATING ACTIVITIES	(18)	(8,046)	(61,526)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to consummate option agreement	-	-	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	-	22,500
Net proceeds from the issuance of common stock	-	-	42,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	64,500

Increase in Cash and Cash Equivalents	(18)	(8,046)	474

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	492	12,465	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 474	$ 4,419	$ 474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

LAKEFIELD VENTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(An Exploration Stage Company)

                                                      For the Three Months Ended June, 30 2005 and 2004

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Since its formation the Company has incurred net operating losses. As of June 30, 2005 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

NOTE 6 – RELATED PARTY TRANSACTION

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable upon demand.  As of June 30, 2005 the balance of the loan is $22,500.

NOTE 7 – SHAREHOLDERS’ EQUITY

In May 2005, the company declared an 11.14 to one forward stock split on all of its outstanding common stock, resulting in 39,212,800 shares outstanding as of June 30, 2005.

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

                                             Dated: August 23, 2005