Form 10QSB
period 2005-09-30
LAKEFIELD VENTURES INC
filed 2005-12-13
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended    September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date:  39,212,800 shares of $0.001 par value common stock outstanding as of a September 30, 2004.

                              LAKEFIELD VENTURES INC.

                        (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                                    ---------

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

	30-Sep	March 31,
	2005	2005
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$ 456	$ 492

TOTAL CURRENT ASSETS	$456	492

OTHER ASSETS		100

TOTAL ASSETS	$ 456	$ 592

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:	$30,416	$ 22,916

COMMITMENTS AND CONTINGENCIES (See Note 4)

SHAREHOLDERS' EQUITY:
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
39,212,800 shares issued and outstanding	3,520	3,520
Additional paid-in capital	38,480	38,480
Accumulated deficit	37,581	(35,081)

TOTAL SHAREHOLDERS' EQUITY	79,581	6,919

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 109,997	$ 29,835

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from February 6,
	Six Months Ended September,		2002 (inception)
	2005	2003	to March 31, 2005

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	7,500	-	64,324

Total operating expenses	7,500	-	64,324

Loss from continuing operations
before provision for income taxes	7,500	-	(64,324)

Provision for income taxes	-	-	-

NET LOSS	$ 7,500	$ -	$ (64,324)

Loss per common share:
Net loss from continuing operations	$ (0.002)	$ -	$ (0.011)

Weighted average common shares outstanding - basic and diluted	39,212,800	3,131,978	3,147,457

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

				For the Period
				from February 6,
		Six Months Ended September,		2002 (inception) to
		2005	2004	30-Jun-05
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss		$ 7,500	$ -	$ 64,324
Changes in assets and liabilities:
	Prepaid expenses and other current assets	-	-	(2,500)

NET CASH USED IN OPERATING ACTIVITIES		7,500	-	61,824

CASH FLOW FROM INVESTING ACTIVITIES		-	-	-
NET CASH USED IN INVESTING ACTIVITIES		-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock		-	-	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	-	42,000
CASH FLOW FROM FINANCING ACTIVITIES:
Increase in Cash and Cash Equivalents	Proceeds from note payable - related party		-	25,000
Repayment of note payable				-2,500
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	Net proceeds from the issuance of common stock	-	-	42,000

CASH AND CASH EQUIVALENTS, END OF PERIOD		$ -	$ -	$ 64,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$ -	$ -	$ -
Cash paid for income taxes		$ -	$ -	$ -

LAKEFIELD VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

Month Ending September 30, 2005

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

Going Concern - The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss $ 7,500 for the period ending September 30, 2005; a net loss of $35,081 for the year ended March 31, 2005; a net loss of $3,076 for the year ended March 31, 2004; and a net loss of $69,324 for the period from February 6, 2002 (inception) to June 30, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In September 2002, the FASB issued Statement No. 146, ("Accounting for Costs Associated with Exit or Disposal Activities"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

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

In May 2003, the FASB issued Statement No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement.   This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

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

NOTE 3 - MINERAL PROPERTY INTERESTS

The Company has entered into an option agreement, dated April 15, 2002 to acquire a 90% interest in a total of six mineral claims located in the Levy Township in Quebec, Canada. In  order  to  earn  its  interests, the Company  made  a  cash  payment totaling  $2,500  upon consummating the agreement. Under the terms of the agreement the Company is required to incur exploration expenditures totaling $150,000, of which $15,000 was advanced on December 10, 2004 and $135,000 is required to be expended by December 31, 2005. The properties are subject to 1% net smelter return royalty fees.

On September 22, 2005, Lakefield Ventures, Inc. (the “Company” or “Lakefield”) entered into an Assignment Agreement (the “Agreement”) with International Mineral Resources Ltd. (“IMR”), a company organized in the British Virgin Islands, whereby IMR assigned its right, title and interest in and to the option agreement entered into between IMR and United Energy Metals S.A. (the “Option Agreement”) to Lakefield.  The Option Agreement allows for the holder of the option (the “Option”) to acquire 99.8% of the equity in United Energy Metals S.A., an Argentina company, which in turn holds a 100% interest in a commanding property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit (such property is known as the “Rio Chubut” property).  As consideration for the assignment of the Option from IMR to Lakefield, Lakefield is required to issue to IMR 8,000,000 shares of common stock of Lakefield and pay to IMR US$50,000.00 as well as IMR retaining a 5% net smelter royalty.  This deposit is located in Chubut Province within Patagonia of Southern Argentina. The exploration block is approximately 160 km x 195 km, and borders the Cerro Solo uranium deposit to both the North and South.

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

Plan of Operation

We have completed Phase 1 of our exploration program on the Kayla property and our plan of operations for the twelve months following the date of this report is to determine whether to proceed with Phase 2 of our exploration program on the Kayla property. If we determine to proceed, we anticipate that Pase 2 of this program will cost $135,000 respectively.

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

Results Of Operations for Three-Month Period Ended September 30, 2004

We incurred operating expenses in the amount of $0 for the three-month period ended September 30, 2005, as compared to $8,046 for the comparative  period in

2004.  At quarter end, we had cash on hand of $456.  Our liabilities at the same date totaled $30,416.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Report on Form 8-K

 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On September 1, 2005, Mr. Luis Humberto Goyzueta Angobaldo was appointed as a director of Lakefield Ventures Inc. (the “Company”).

  ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On September 22, 2005, Lakefield Ventures, Inc. (the “Company” or “Lakefield”) entered into an Assignment Agreement (the “Agreement”) with International Mineral Resources Ltd. (“IMR”), a company organized in the British Virgin Islands, whereby IMR assigned its right, title and interest in and to the option agreement entered into between IMR and United Energy Metals S.A. (the “Option Agreement”) to Lakefield.  The Option Agreement allows for the holder of the option (the “Option”) to acquire 99.8% of the equity in United Energy Metals S.A., an Argentina company, which in turn holds a 100% interest in a commanding property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit (such property is known as the “Rio Chubut” property).  As consideration for the assignment of the Option from IMR to Lakefield, Lakefield is required to issue to IMR 8,000,000 shares of common stock of Lakefield and pay to IMR US$50,000.00 as well as IMR retaining a 5% net smelter royalty.  This deposit is located in Chubut Province within Patagonia of Southern Argentina. The exploration block is approximately 160 km x 195 km, and borders the Cerro Solo uranium deposit to both the North and South.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On September 28, 2005, Mr. Michael Iverson resigned as president of Lakefield Ventures, Inc. (the “Company”) without having any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On the same day, Mr. Richard Bachman was appointed as president and a director of the Company.

 10.1 Option Agreement Between Lakefield and IMR

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

                                             Lakefield Ventures Inc.

                                             /s/ Richard Bachman

                                             ---------------------------

                                             Richard Bachman

                                             President, and Director

                                            (Principal Accounting and Executive

                                             Officer)

                                             Dated: December 12, 2005