Form 10QSB/A
period 2005-09-30
LAKEFIELD VENTURES INC
filed 2005-12-27
CIK 1182737

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

                                  Amendment No.1

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

                              LAKEFIELD VENTURES INC.

                        (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                                    ---------

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Period
from February 6,
Six Months Ended September 30,	2002 (inception) to
2005	2004	September 30, 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (7,636)	$ (10,465)	$ (71,960)
Adjustments to reconcile net loss to
cash flows from operating activities
Amortization	100	400	2,500
Increase in accounts payable	37,500	-	37,916

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,964	(10,065)	(31,544)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to consummate option agreement	(30,000)	-	(32,500)
NET CASH USED IN INVESTING ACTIVITIES	(30,000)	-	(32,500)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	-	22,500
Net proceeds from the issuance of common stock	-	-	42,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	64,500

Increase in Cash and Cash Equivalents	(36)	(10,065)	456

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	492	12,465	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 456	$ 2,400	$ 456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

For the Period
from February 6,
Three Months Ended September 30,	Six Months Ended September 30	2002 (inception)
2005	2004	2005	2004	to September 30, 2005

REVENUES	$ -	$ -	$ -	$ -	$ -

Cost of operations	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	2,518	2,219	7,636	10,465	71,960

Total operating expenses	2,518	2,219	7,636	10,465	71,960

Loss from continuing operations
before provision for income taxes	(2,518)	(2,219)	(7,636)	(10,465)	(71,960)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (2,518)	$ (2,219)	$ (7,636)	$ (10,465)	$ (71,960)

Loss per common share:
Net loss from continuing operations	$ -	$ -	$ -	$ -	$ -

Weighted average common shares outstanding - basic and diluted	39,212,800	3,550,000	33,329,371	3,550,000	-

LAKEFIELD VENTURES, INC.
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

September 30,	March 31,
2005	2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 456	$ 492

TOTAL CURRENT ASSETS	456	492

MINERAL PROPERTY INTERESTS, NET	30,000	100

TOTAL ASSETS	$ 30,456	$ 592

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 37,916	$ 416
Note payable - related party	22,500	22,500

TOTAL CURRENT LIABILITIES	$ 60,416	22,916

SHAREHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 150,000,000 shares authorized
39,212,800 shares issued and outstanding	39,213	3,520
Additional paid-in capital	2,787	38,480
Accumulated deficit	(71,960)	(64,324)

TOTAL SHAREHOLDERS' DEFICIENCY	(29,960)	(22,324)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$ 30,456	$ 592

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Since its formation the Company has incurred net operating losses. As of September 30, 2005 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

On September 22, 2005, the Company entered into an Assignment Agreement (the “Agreement”) with International Mineral Resources Ltd. (“IMR”), a company organized in the British Virgin Islands, whereby IMR assigned its right, title and interest in and to the option agreement entered into between IMR and United Energy Metals S.A. (the “Option Agreement”) to Lakefield. The Option Agreement allows for the holder of the option (the “Option”) to acquire 99.8% of the equity in United Energy Metals S.A., an Argentina company, which in turn holds a 100% interest in a commanding property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit (such property is known as the “Rio Chubut” property). As consideration for the assignment of the Option from IMR to Lakefield, Lakefield is required to issue to IMR 8,000,000 shares of common stock of Lakefield and pay to IMR $50,000 as well as IMR retaining a 5% net smelter royalty.  This deposit is located in Chubut Province within Patagonia of Southern Argentina. The exploration block is approximately 160 km x 195 km, and borders the Cerro Solo uranium deposit to both the North and South.

Under the terms of the Agreement the Company shall pay $30,000 on or before ten days after execution of the agreement with the balance of $20,000 to be paid on the closing date.

NOTE 5 – CONTINGENCY

Mineral Property - The Company's mineral property interests have been acquired pursuant to option agreements.  In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 4.

NOTE 6 – RELATED PARTY TRANSACTION

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable upon demand.  As of September 30, 2005 the balance of the loan is $22,500.

NOTE 7 – SHAREHOLDERS’ DEFICIENCY

In May 2005, the company declared an 11.14 to one forward stock split on all of its outstanding common stock, resulting in 39,212,800 shares outstanding as of September 30, 2005.

.

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