Form 10QSB
period 2005-12-31
LAKEFIELD VENTURES INC
filed 2006-02-21
CIK 1182737

Unknown;.;

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

      For the quarterly period ended   December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable date:  39,212,800 shares of $0.001 par value common stock outstanding as of a December 31, 2005.

                          LAKEFIELD VENTURES INC.

                        (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               December 31, 2005

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
20.05
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

Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report,  the Company  carried out an  evaluation  of the effectiveness of the design and operation of the Company's  disclosure  controls and procedures.  This evaluation was conducted by the Board of Directors of the

Company, the Company's President who also acts as, the Chief Executive Officer,

And the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective.  There have been no significant changes in the

Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Plan of Operation

We have completed Phase 1 of our exploration program, and have opted not to continue with phase two of the exploration program on the Kayla property and our plan of operations for the twelve months following the date of this report is to focus on the Rio Chubut Property located in the Patagonia region of Southern Argentina. Our plan is to explore this property to determine whether the property contains minable reserves of uranium.

In addition, we anticipate spending $10,000 on professional fees and $10,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be

$170,000.  We will not be able to proceed with our exploration program, or meet our administrative expense requirements, without additional financing.

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

Results Of Operations for Three-Month Period Ended December 31, 2004

We incurred operating expenses in the amount of $for the three-month period ended December 31, 2005, as compared to $ for the comparative  period in

2004.  At quarter end, we had cash on hand of $.  Our liabilities at the same date totaled $.

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

A copy of the agreement between the Lakefield and IMR is attached hereto as Exhibit 10.1.

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

                                             Lakefield Ventures Inc.

                                             /s/ Richard Bachman

                                             ---------------------------

                                             Richard Bachman

                                             President, Secretary, Treasurer

                                             and Director

                                            (Principal Accounting and Executive

                                             Officer)

                                             Dated: February 21, 2006