Form 10KSB
period 2006-03-31
UREX ENERGY CORP.
filed 2006-07-14
CIK 1182737

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-501191

 UREX ENERGY CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0201259
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
10580 N. McCarran Blvd., Building 115-208 Reno, Nevada	89503
(Address of Principal Executive Offices)	(Zip Code)
(775) 747-0667 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each Exchange on which registered
Common Shares	OTC Bulletin Board

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:    / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   ☐      No  ☒

State issuer’s revenues for its most recent fiscal year.  Nil

Aggregate market value of outstanding Common Stock held by non-affiliates:  As of July 10, 2006, the aggregate market value of outstanding Common Stock of the registrant held by non-affiliates was approximately $44,782,800.

Outstanding Common Stock: As of March 31, 2006, the Company had 39,212,800 shares of Common Stock outstanding.  As of July 10, 2006, the Company had 94,425,600 shares of Common Stock outstanding after taking into account the forward stock split on a basis of two new shares for each one old share, which was effective July 3, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ii

2

USE OF NAMES

In this report, the terms “Urex” and “Company”, unless the context otherwise requires, mean Urex Energy Corp. and its subsidiaries.

CURRENCY

Unless otherwise specified, all dollar amounts in this report are expressed in United States dollars.

METRIC CONVERSION TABLE

To Convert Imperial Measurement Units	To Metric Measurement Units	Multiply by
Acres	Hectares	0.4047
Feet	Meters	0.3048
Miles	Kilometers	1.6093
Tons (short)	Tonnes	0.9071
Gallons	Liters	3.7850
Ounces (troy)	Grams	31.103
Ounces (troy) per ton (short)	Grams per tonne	34.286

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference, contains forward-looking statements concerning, among other things, mineralized material, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as “anticipates”, “estimates”, “projects”, “foresees”, “management believes”, “believes” and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under “Part I—Item 1. Description of the Business and Risk Factors”. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS AND RISK FACTORS

General Overview

Urex Energy Corp. (the “Company” or “Lakefield” or “Urex”) was incorporated under the laws of the State of Nevada on February 6, 2002 under the name Lakefield Ventures Inc.  Subsequently, on June 8, 2006, Lakefield established a wholly owned subsidiary, Urex Energy Corp., a company incorporated under the laws of the State of Nevada.  Also on June 8, 2006, Urex and Lakefield entered into an agreement and plan of merger (the “Merger Agreement”), whereby Urex and Lakefield agreed for Urex to be merged with and into Lakefield, with Lakefield remaining as the surviving company under the name “Urex Energy Corp.” (the “Merger”).  The Merger became effective as of July 3, 2006. The Merger Agreement was completed in accordance with the laws of the State of Nevada.

Since inception, Urex has not been in bankruptcy, receivership or similar proceedings.  Other than as disclosed above, the Company has one majority-owned subsidiary, United Energy Metals S.A., an Argentina company, of which the Company owns 99.8% of the issued and outstanding capital stock, and the Company has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of its business.  The Company’s year end is March 31.

The Company’s Articles of Incorporation currently provide that the Company is authorized to issue 310,000,000 shares of which 300,000,000 are shares of common stock, par value $0.001 per share (“shares”) and 10,000,000 preferred stock, par value $0.001.  As at July 10, 2006, there were 94,425,600 shares outstanding and nil preferred stock outstanding, after giving effect to the forward stock split of two shares for each one old share.  The Company’s shares began trading on the OTC Bulletin Board (the “OTCBB”) under the name “Lakefield Ventures, Inc.” and under the symbol “LKVN”.  On June 2, 2005, the Company’s authorized common stock was increased from 50,000,000 shares, par value $0.001 per share, to 150,000,000 shares, par value $0.001 per share, and the issued and outstanding common stock was forward split on a basis of 11.14 new shares for each one (1) old share.  On June 3, 2005, the Company’s shares traded under the symbol “LKFV”.  Effective July 3, 2006, the Company trades on the OTCBB under the symbol “URXE”.

The Company’s principle offices are located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada  89503; the Company’s telephone number is (775) 747-0667 and its facsimile number is (702) 938-8619.

The Company is also registered as a foreign company in Argentina, and its fixed legal address in Argentina is 1052 San Martin Avenue, 3rd Floor, Office 17, Cuidad Mendoza, Province of Mendoza, Argentina.

Since its inception, the Company has been primarily engaged in the acquisition and exploration of uranium mining properties, and has not yet realized any revenues from its planned operations.  The Company’s current property portfolio consists of two uranium prospects, located in the United States and Argentina.

The Company does not have defined mineral resources or reserves on any of its exploration properties.    Discovering new mineral deposits is dependent on a number of factors including the experience of exploration personnel involved,   the location of the property, and most important - stable funding of exploration programs.  The commercial viability of a mineral deposit once discovered is also dependent on a number of factors including country of location, size, grade, and proximity to infrastructure, as well as metal prices. The prices of most metals, including uranium, have increased significantly over the past year, improving the probability of successful that a new discovery will be economic, as well as the improving the access to capital to finance on-going activities.

Material Agreements

On September 22, 2005, the Company entered into an assignment agreement (the “Assignment Agreement”) with International Mineral Resources Ltd. (“IMR”), a company organized under the laws of the Turks & Caicos Islands, whereby IMR agreed to assign its right, title and interest in and to an option agreement (the “Option Agreement”) entered into between IMR and United Energy Metals S.A (“UEM”) to the Company.  The Option Agreement allows for the holder of the option (the “Option”) to acquire 99.8% of the equity in UEM, an Argentina company, which in turn holds a 100% interest in a commanding property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit (such property is known as the “Rio Chubut Property”).  On December 7, 2005, IMR exercised the Option to acquire 99.8% of the equity in UEM.  As consideration for the assignment of the Option from IMR to the Company, the Company was required to issue 8,000,000 shares of the Company to IMR and pay $50,000.00 to IMR, with IMR retaining a 5% net smelter royalty in respect of the Rio Chubut Property.  As of June 8, 2006, the Company and IMR have completed the Assignment Agreement, and therefore, the Company acquired 99.8% of the equity in UEM.

On April 15, 2002, the Company entered into a mineral property option agreement (the “Mineral Property Option Agreement”) with Peter Hawley, of Val D’Or, Quebec, Canada, whereby the Company could acquire a 90% interest in 6 mineral claims (the “Kayla Property”).  The Kayla Property is located in Val D’Or Mining District, in the Levy Township of Quebec, Canada, and is comprised of 95.70 hectares.  Under the terms of the Mineral Property Option Agreement, the Company was required to incur exploration expenditures totaling $150,000 of which $15,000 (phase 1) was required to be expended by December 31, 2004 and $135,000 (phase 2) was required to be expended by December 31, 2005.  During December 2004, $15,000 was expensed in accordance with the requirements of phase 1.  Subsequent to the completion of phase 1, the Company has opted not to continue with phase 2 of the exploration program on the Kayla Property.

Employees

As of July 10, 2006, the Company had 0 full-time employees (over and above its directors, officers and consultants.

Other Property Interests and Mining Claims

While the Company is actively seeking new prospects, it currently only has interests in the properties discussed below in “Item 2 – Description of Properties.”

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in Canada, United States and Argentina, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

The Company has obtained applications for those licenses, permits and other authorizations currently required to conduct its explorations in Argentina.  In Argentina, business licenses for companies, and the acquisition and transfer of exploration and mining permits are all acquired subject to government approval.  Such approval may involve many levels of government (i.e. Federal, Provincial, County and/or City approval), and the Company cannot guarantee that all such approvals will be successfully obtained even where its Option has been successfully exercised.  Moreover, even where business licenses are issued, there can be no guarantee that the transfer and/or acquisition of exploration and/or mining permits will be approved, nor can the Company guarantee that such approvals will be obtained from all levels of government required for such approval.

The Company believes that it is and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in Argentina.  There are no current orders or directions relating to the Company with respect to the foregoing laws and regulations.

Environmental Regulation

The Company's exploration projects are subject to various federal, state and local laws and regulations governing protection of the environment, in Canada, the United States and in Argentina. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where the Company operates or may operate in the future could require additional capital expenditures and increased operating costs. Although the Company is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of its projects.

In the preceding year, there were no material environmental incidents or non-compliance with any applicable environmental regulations. The Company estimates that it will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Competition

The Company competes with other mining companies in connection with the acquisition of prospective properties. There is competition for the limited number of opportunities, some of which is with other companies having substantially greater financial resources than the Company. As a result, the Company may have difficulty acquiring attractive projects at reasonable prices.

The Company believes no single company has sufficient market power to affect the price or supply of minerals in the world market.

Risk Factors

The following risk factors should be considered in connection with an evaluation of the business of the Company:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS PROSPECTS.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended March 31, 2006, the Company had an operating loss of $155,183.  At March 31, 2006, the Company had working capital deficiency of ($227,507).  The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity.  The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance.  If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful.  If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock.  The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded on the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTCBB under the symbol "URXE". There can be no assurance that the Company's common stock will trade at prices at or above its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

FUTURE SALES OF SHARES MAY ADVERSELY IMPACT THE VALUE OF THE COMPANY'S STOCK.

If required, the Company may seek to raise additional capital through the sale of common stock. Future sales of shares by the Company or its stockholders could cause the market price of its common stock to decline.

MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES ARE SPECULATIVE IN NATURE.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in the Company not receiving an adequate return of investment capital.

The mining and exploration business relies upon the accuracy of determinations as to whether a given deposit has significant mineral reserves and resources. This reliance is important in that reported mineral reserves and resources are only estimates and do not represent with certainty that estimated mineral reserves and resources will be recovered or that they will be recovered at the rates estimated. Mineral reserve and resource estimates are based on limited sampling, and inherently carry the uncertainty that samples may not be representative. Mineral reserve and resource estimates may require revision (either upward or downward) based on actual production experience. Market fluctuations in the price of metals, as well as increased production costs or reduced recovery rates, may render certain mineral resources uneconomic. Inaccurate estimates may result in a misallocation of resources such that an excess amount could be allocated to a less than economic deposit or, conversely, failure to develop a significant deposit.

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition

THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

The Company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company.

The operations of the Company including exploration and development activities and commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

THE COMPANY IS SUBJECT TO A VARIETY OF JURISDICTIONAL RISKS

Several of the known but undeveloped deposits lie in jurisdictions with embryonic mineral or company laws. The region may also rank poorly on corruption indices, or even be subject to civil unrest. These risks would be burdens over and above the potential infrastructure development costs mentioned earlier, and certainly need to be accounted for in the true cost of uranium production. While often difficult to quantify, blanket burdens represented as a percentage of overall cost may provide a proxy, and in some cases can be based on previous experiences in the region.

COMPETITION MAY HAVE AN IMPACT ON THE COMPANY'S ABILITY TO ACQUIRE ATTRACTIVE MINERAL PROPERTIES, WHICH MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S OPERATIONS.

Significant and increasing competition exists for the limited number of mineral acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire attractive mineral properties on terms it considers acceptable. Accordingly, there can be no assurance that any exploration program intended by the Company on properties it intends to acquire will yield any reserves or result in any commercial mining operation.

DOWNWARD FLUCTUATIONS IN METAL PRICES MAY SEVERELY REDUCE THE VALUE OF THE COMPANY.

The Company has no control over the fluctuations in the prices of the metals that it is exploring for. A significant decline in such prices would severely reduce the value of the Company.

THE COMPANY CURRENTLY RELIES ON CERTAIN KEY INDIVIDUALS AND THE LOSS OF ONE OF THESE CERTAIN KEY INDIVIDUALS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on the Company. In particular, the success of the Company is highly dependant upon the efforts of the President and director of the Company, Mr. Richard Bachman, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of any of its senior officers or personnel.

WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS ON ANY PROPERTIES FOR WHICH THE COMPANY HAS, OR MIGHT OBTAIN, AN INTEREST.

The Company is an exploration stage company and cannot give assurance that a commercially viable deposit, or “reserve,” exists on any properties for which the Company currently has (through a joint venture agreement) or may have (through potential future joint venture agreements or acquisitions) an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If the Company fails to find a commercially viable deposit on any of its properties, its financial condition and results of operations will be materially adversely affected.

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•

Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

•

Availability and costs of financing;

•

Ongoing costs of production;

•

Market prices for the minerals to be produced;

•

Environmental compliance regulations and restraints; and

•

Political climate and/or governmental regulation and control.

3

GENERAL MINING RISKS

Factors beyond the control of the Company may affect the marketability of any substances discovered from any resource properties the Company may acquire.    Government regulations relating to price, royalties, allowable production and importing and exporting of minerals can adversely affect the Company.  There can be no certainty that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

ITEM 2.    DESCRIPTION OF PROPERTIES.

1.

La Jara Mesa Extension Property

In December 2005, the Company acquired a 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims (approximately 2,740 acres) in Grants Mining District, Cibola County, New Mexico. The La Jara Mesa Extension property lies adjacent to Laramide Resources Ltd.—La Jara Mesa and Melrich uranium deposits. Between 1950 and 1978, the Grants Mining District produced 135,891 tons of U3O8, which ranks it as one of the most prolific uranium districts in the United States.  The Company acquired the La Jara Mesa Extension mining claims through staking.

Property Description

The La Jara Mesa deposit lies on the southwest boundary of the Company’s claim block and contains five separate areas which have a combined mineral inventory (drill indicated and inferred) of 1,133,310 tons at 0.30% eU3O8 containing 7,133,310 pounds of U3O8 utilizing a 15% diluted thickness/grade cutoff of 6 feet at 0.16% eU3O8 as defined by Homestake Mining Company in 1982. Investors are cautioned that mineral deposits on adjacent properties are not necessarily indicative of mineral deposits on the Company’s properties.

The Melrich ore body, lies on the northeast boundary of the Company’s claim block and is a north-south trending tabular unit containing an Indicated/Inferred/Potential resource of 1,045,500 tons at an undiluted grade of 0.154% eU3O8 for a total of 3,217,000 pounds of U3O8 when using a 0.08% eU3O8 cutoff per Homestake Mining Company. The ore body is approximately 2,600 feet in length, 500 feet in width, and has an average thickness of 11.8 feet.

Location

The La Jara Mesa deposit is located 18 kilometers northeast of Grants within the San Mateo Mountains in the Southern part of New Mexico, and has a near arid environment (10 inches annual rainfall). The mesa where the deposit occurs is 2440 meters to 2530 meters above sea level.

Local Geology

The uranium mineralization in the area occurs as tabular units within the Brushy Basin member of the Jurassic Morrison formation. The host sandstone is equivalent to the production zone at the Jackpile Mine operated by Anaconda to the east of the project area. The formation is near horizontal and is dry. The Jurassic Morrison formation's Brushy Basin host rock extends under the Company’s claim block with drilled uranium reserves on the boundaries.

La Jara Mesa is sandstone hosted roll front type deposit that has been extensively explored by Homestake and others including Pathfinder and Power Resources. Since the early 1980's approximately 500 rotary holes and 18 diamond drill holes were drilled on the property; preliminary metallurgical test work and initial mine planning has also been completed. The Company intends to immediately commission an independent engineering report in compliance with the Canadian securities laws National Instrument 43-101 format. This report will validate and update the existing resource as well as provide recommendations for further exploration and development work.

New Mexico Uranium Districts

New Mexico ranks 2nd in uranium reserves in the U. S., which amounts to 15 million tons ore at 0.277% U3O8 (84 million lbs U3O8) at $30/lb (Energy Information Administration, 2000). The most important uranium deposit in the state is sandstone within the Morrison Formation (Jurassic) in the Grants and Shiprock uranium districts, San Juan Basin. More than 340 million lbs of U3O8 have been produced from these uranium deposits from 1948 through 2000, accounting for 97% of the total uranium production in New Mexico and more than 30% of the total uranium production in the United States. Figure 1 illustrates the key towns and uranium mining in the surrounding area.

Figure 1: New Mexico—Uranium Districts

Figure courtesy of Brugge & Goble, 2002, The History of Uranium Mining and the Navajo People

Only one company in New Mexico, Quivira Mining Co. owned by Rio Algom Ltd. (successor to Kerr McGee Corporation), produced uranium in 1984-2000 from waters recovered from inactive underground operations at Ambrosia Lake, Grants (mine-water recovery)3.

The Grants Uranium Belt, started production in the late 1940s. The boom years in the Belt were 1953-1980, when approximately 350 million pounds of yellow cake were produced. Uranium recovery operations declined dramatically after 1980, when the liquidation of large government Cold War military stockpiles depressed the uranium market. New Mexico ranks second behind Wyoming in uranium reserves. All uranium recovery in the state ceased in December 2002 and operations in the state now are focused on reclamation.

As the price of uranium rises, then the quantity of an economic resource increases. At $30/pound, the U.S. Energy Information Administrated reported the state of New Mexico held 84 million pounds of uranium oxide, grading 0.28/ton, as of Dec 31, 2004. However, at $50/pound uranium, that quantity would jump to 341 million pounds. The spread on the gross value of the uranium assets between those price levels is nearly $15 billion! As the spot price escalates, the economic reserves grow.

2.

Rio Chubut Property

The Company’s Rio Chubut Property is comprised of 170,000 hectares, located adjacent to the Cerro Solo Uranium deposit.  This Uranium deposit is located in the Chubut Province of Patagonia, Southern Argentina. The exploration block is approximately 160 km x 195 km, and borders the Cerro Solo uranium deposit to both the North and South.

Property Acquisition

On September 22, 2005, the Company entered into the Assignment Agreement with International Mineral Resources Ltd. (“IMR”), a company organized under the laws of the Turks & Caicos Islands, whereby IMR agreed to assign its right, title and interest in and to the Option Agreement entered into between IMR and United Energy Metals S.A (“UEM”) to the Company.  The Option Agreement allows for the holder of the option (the “Option”) to acquire 99.8% of the equity in UEM, an Argentina company, which in turn holds a 100% interest in a commanding property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit (such property is known as the “Rio Chubut Property”).  On December 7, 2005, IMR exercised the Option to acquire 99.8% of the equity in UEM.  As consideration for the assignment of the Option from IMR to the Company, the Company was required to issue 8,000,000 shares of the Company to IMR and pay $50,000.00 to IMR, with IMR retaining a 5% net smelter royalty in respect of the Rio Chubut Property.  As of June 8, 2006, the Company and IMR have completed the Assignment Agreement, and therefore, the Company acquired 99.8% of the equity in UEM.

Independent Review

The Company commissioned a review of the Rio Chubut Uranium Project, to evaluate the properties’ mineral potential for uranium, and prepare an independent appraisal report. The study, which was prepared by Brian Cole, P.Geo and dated September 23, 2005, is a combined historical document and data review as well as a report on direct observations made during a two-day field visit in June 2005.  A copy of such report is attached hereto as Exhibit 99.2.

Property Description and Location

The Rio Chubut Property in Chubut Province, Argentina is centered at:

Property Group	Latitude Centeroid	Longitude Centeroid	Aggregate Area (hectares)
Rio Chubut Project	43˚ 45’ S	68˚ 00’ W	170,000

The Rio Chubut Property exploration permit (“cateo”) particulars are listed in Table 1 below:

4

Table 1:
Chubut Uranium Project
List of Cateos
Cerro Solo Group					Eastern Cateos
UE No	Cateo No	Recording	Area	UE No	Cateo No	Recording	Area
		Date	(ha)			Date	(ha)
1	14.548	April 12, 2005	7,889	29	14.601	May 5, 2005	9,981
2	14.549	April 12, 2005	9,982	30	14.602	May 5, 2005	9,979
3	14.550	April 12, 2005	7,893	33	14.603	May 5, 2005	9,979
4	14.551	April 12, 2005	9,614	37	14.604	May 5, 2005	9,976
27	14.552	April 12, 2005	7,086	34	14.605	May 5, 2005	9,979
28	14.553	April 12, 2005	9,961
5	14.594	May 5, 2005	9,123
7	14.595	May 5, 2005	10,106
10	14.596	May 5, 2005	9,982
13	14.597	May 5, 2005	9,931
14	14.598	May 5, 2005	8,732
16	14.599	May 5, 2005	9,982
18	14.600	May 5, 2005	9,981
Total Area			120,263				49,893

The project locale encompasses a rectangular area approximately 160 km by 195 km.  On the west side lays a contiguous block of 13 exploration permits (“cateos”) covering an aggregate area of approximately 120,000ha.  The long axis of the grouping trends north-northeast (“NNE”) and is 74 km long by and average 20km wide.  The centra embayment plunging into the group from the east that almost bisects the property block is occupied by the Cerro Solo deposit property controlled by Comision Nacional de Energia Atomica (“CNEA”).  The old Los Adobes Mine is located 4 km NNE of the Cerro Solo deposit.  A 72 ha rectangular reservation surrounds the mine.  Cateo No. 14.550 (United Energy No. 3) envelops this reservation, which is also bisected by the main road.  Five additional widely separated cateos lie on the east side of the project area.  These are nearly 10,000ha in size each.

According to the Argentine Mining Act, the level of cateo filing fees and extent of tenure are contingent upon permit size.  Cateos have multi-year tenures before attracting additional governmental maintenance costs.  For instance, a 10,000ha cateo attracts no further maintenance fees for 1,100 days (3 years).  At that point in time, the property size must be reduced by at least one half and a mining license applied for.  Further exploration, feasibility work, and eventually exploitation, pending regulatory approval, can be carried out under a mining license.

The cateos are “paper staked” with no signifying demarcation monuments being erected.  Hence, cateo boundaries have not been surveyed.

Access, Infrastructure, Physiography and Climate

The centre of the project area lays 270km west of the provincial capital of Rawson (population 30,000), a small port city at the mouth of the Rio Chubut.  The regional airport serving Rawson is located in the nearby town of Trelew.  National Road 25 (“NR 25”), a paved road in sound condition, extends west from Rawson and bisects the project area.  A network of aggregate and dirt roads in good condition branch off NR 25 and either cut or touch upon any particular cateo, facilitating reasonable access in most cases.  The towns of Paso de Los Indios (population around 1,000) and Las Plumas (population around 500), located along NR 25 bracket the project area to the west and east, respectively.  A small hotel and restaurant exists in Paso de Los Indios.

Relief in the project area is low with elevation ranging between 200m and 650m above sea level.  Vegetation consists of low shrubs and related brush and grasses.  Climate is semi-arid and average annual temperature varies from 6˚C to 14˚C whereas minimum and maximum temperatures may range from -20˚C to 40˚C.  Although heavy snowfalls can occur, roads stay open most of the year.

The large contiguous Cerro Solo cateo grouping is cut by the Rio Chubut at its southern end.  Although the Rio Chubut is wide (>50m) in the project area, it is generally shallow.  The Rio Chubut flows east and eventually spills into the Atlantic Ocean at Rawson.

A seasonal dirt airstrip of approximately 800m in length is located 1.7km north of the Cerro Solo deposit and remains clear of vegetation.  Minimal work would be required to reactivate the strip.

Local Geology

Volcanic tuffs of the Cretaceous Cerro Barcino formation underlie most of the project area.  These tuffs tend to thinly cover much of the underlying fluvial derived rocks deposited in broad braided channel environments.  On average, individual braided streams have a propensity to form sandstone bodies.

To date the better uranium deposits have been discovered in sedimentary rocks deposited by braided, high-energy fluvial processes.  This includes the Los Adobes Formation in the Cerro Solo area, and the Arroyo del Pajarito member in particular.  This member is up to 150m thick within the Cerro Solo deposit.  Mineralization can also occur in volcanic tuffs of the Cerro Barcino formation and in surface soils with a caliche association.  Caliche is desert soil formed by the near surface crystallization of calcite and/or other soluble minerals by upward-moving solutions.

Faulting at Cerro Solo predominantly strikes northwest and dips eastwards.  Most displacement is lateral with a lesser vertical component.  However, interaction with the northeast trending conjugate member of the fault set produces a shearing effect.

Office Space

The Company currently has two administrative offices with one in Argentina and one in Reno, Nevada.  These office spaces are described in the table below:

5

Address	Approximate Size	Lease Term	Approximate monthly cost
San Martin 1052 3th Piso Of. 17 Ciudad Mendoza, Mendoza Argentina	750 sq. ft.	No Lease	US$1000
10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	500 sq. ft.	No Lease	US$500

ITEM 3.    LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties.  None of the Company’s directors, officer or affiliates are (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the final quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Common Shares of the Company are listed and posted for trading on the OTCBB under the symbol “URXE”. The market for the Company’s common stock is limited, volatile and sporadic.  The following table sets forth the high and low sale prices relating to the Company’s common stock for the last two fiscal years it was listed and posted for trading on the OTCBB.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.  .

Quarter Ended

2004	High Trade (1)	Low Trade (1)
June 31, 2004	$0.55	$0.55
September 30, 2004	$0.55	$0.55
December 31, 2004	$0.55	$0.55
March 31, 2005	$0.55	$0.55

2005
June 31, 2005	$0.55	$0.55
September 30, 2005	$0.45	$0.45
December 31, 2005	$0.35	$0.35
March 31, 2006	$0.76	$0.60

(1)

These prices do not reflect the forward stock split of two new shares for each one old share, which was effective July 3, 2006.

Holders

As of June 30, 2006, the Company had at least 41 shareholders of record.

Dividends

The Company has never paid dividends. While any future dividends will be determined by the directors of the Company after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and development programs of the Company.

Section 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities

On June 8, 2006, the Company issued 8,000,000 shares to IMR in connection with an Assignment Agreement entered into between the Company and IMR, dated September 22, 2005.  The Company believes that such issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to IMR through an offshore transaction which was negotiated outside of the United States and consummated outside of the United States.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the period ended March 31, 2006 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Urex is a Nevada corporation incorporated on February 6, 2002.  Urex is currently in the development stage and is engaged in the acquisition, exploration and development of uranium properties in Argentina and the United States.  To this end, the Company, has acquired a 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented claims (approximately 2,740 acres) in the Grants Mining District, Cibola County, New Mexico, through staking.  In addition, the Company has recently completed an Assignment Agreement with International Mineral Resources Inc., whereby the Company now owns 99.8% of United Energy Metals S.A., which in turn holds a 100% interest in the Rio Chubut Property comprised of 170,000 hectares located in the Chubut Province of Patagonia, Southern Argentina.

Outlook

The mining industry continues to recharge as secular commodities market have reached the highest values in decades, led by gold, copper, oil and uranium.  High prices for precious and base metals are fueling new exploration and projects around the world and generating opportunities for exceptional profit taking and broad based asset diversification.

The Company expects uranium prices to remain strong, due to depleting uranium inventories, reconsideration of nuclear energy by developed nations and the rising energy demand from developing nations.  Many developed countries (European Union in particular) are now actively reconsidering the nuclear option.  Reasons include the difficulty of meeting Kyoto Protocol targets without a nuclear option and the significantly increased costs associated with producing electricity using traditional fossil fuels.  The development of new simplified reactor designs and the improvement in efficiencies of currently operating reactors have also dramatically improved the economics of nuclear power, contributing to increased uranium demand.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 6 months the Company plans to complete a Phase 1 initial exploration programs on the La Jara Mesa Extension and the Rio Chubut Property.  The Company anticipates that this program will cost $1.1 million as detailed in Tables 1 and 2 below.

In addition, the Company anticipates spending over the next year $60,000 on professional fees, $60,000 on salaries and wages, $30,000 on travel costs, $50,000 on promotional expenses, $60,000 on other administrative expenses and an additional $630,000 in surface work and drilling.  Total expenditures over the next 12 months are therefore expected to be $2,000,000.

Therefore, the Company will require additional funds to implement its intended exploration activities on these properties.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the Company’s shares.  There is still no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in the Company’s common stock.  Further, the Company does not currently generate operating cash flows and may continue to be unprofitable.

During the fiscal year ended March 31, 2006, the Company received cash from financing activities of $201,575.  These funds were obtained from three separate loans by Financia Dacorey S.A. (“Financia”) to the Company, whereby the Company issued a promissory note in Financia’s favor for each loan.  Each promissory note is due on demand by Financia and is subject to simple interest from the date of advance, and payable at maturity, at a rate of 5% per annum.  These proceeds have been and will be used for general working capital and exploration activities.

Over the next 6 months the Company’s expected Phase 1 funding requirements to expand on the exploration and development of the Company’s properties are as follows:

Table : La Jara Mesa Extension: Proposed Exploration Expenditures ($USD)
Salaries & Wages	$40,000
Consulting and Technical Services	$50,000
Surface work	$265,000
Environmental	$10,000
Property Costs	$24,000
Administrative & General	$34,000
Machinery expense	$24,000
TOTAL	$447,000

Table : Rio Chubut: Proposed Exploration Expenditures ($USD)
Salaries & Wages	$40,000
Consulting and Technical Services	$170,000
Surface work	$360,000
Environmental	$10,000
Property Costs	$15,000
Administrative & General	$34,000
Machinery expense	$24,000
TOTAL	$663,000

As at March 31, 2006, the Company had $277,215 in current liabilities.  The Company’s financial statements report a net loss of $219,507 for the cumulative period from February 6, 2002 (date of inception) to March 31, 2006 compared to a net loss of $155,183 for the period from April 1, 2005 to March 31, 2006.  The Company’s losses increased in part as a result of an overall increase in all expense categories during the fiscal year ended March 31, 2006 as the Company was more actively involved in the process of acquiring exploration properties, as compared to the fiscal year ended March 31, 2005.

Our total liabilities as of March 31, 2006 were $277,215, as compared to total liabilities of $22,916 as at March 31, 2005.  The increase was due to the increase in account payable (from $416 as at March 31, 2005 to $50,138 as at March 31, 2006) and increase in notes payable (from $22,500 as at March 31, 2005 to $227,077 as at March 31, 2006).

During the fiscal year ended March 31, 2006 the Company spent $39,276 on exploration of the Company’s uranium properties as compared to $16,000 for the fiscal year ended March 31, 2005.

The Company has suffered recurring losses from operations.  The continuation of the Company is dependent upon the Company attaining and maintaining profitable operations and raising additional capital.  In this regard, the Company intends to raise additional capital through equity financing, debt financing, or other sources.

The continuation of the Company’s business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of the Company’s current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

There are no assurances that the Company will be able to obtain further funds required for its continued operations.  As noted herein, the Company intends to pursue various financing alternatives to meet its immediate and long-term financial requirements.  There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms.  If the Company is not able to obtain the additional financing on a timely basis, it will be unable to conduct its operations as planned, and it will not be able to meet its other obligations as they become due.  In such event, the Company will be forced to scale down or perhaps even cease its operations.

6

Exploration Programs

La Jara Mesa Extension

The Company intends to apply for a permit to complete an exploration program consisting of approximately 3200 metres (10,000 feet) of drilling planned (33 holes) for the second half of 2006.  The drill program is designed test for the extension of uranium mineralization defined at Laramide Resources’ La Jara Meza Deposit located on the south-western corner of the property.   A National Instrument 43-101 independent technical report is expected to be completed before the start of this testing.  Depending on the results from the initial round of drilling, a second phase drilling program would follow in early 2007.

Rio Chubut Property

The Company’s proposed budget is also expected to support a 15,000 foot drill program (50 drill holes), which is designed to test for new Uranium ore bodies in the central Chubut Province, Argentina adjacent to the Cerro Solo uranium deposit.

Purchase of Significant Equipment

The Company does not intend to purchase any significant equipment (excluding uranium exploration activities) over the twelve months ending March 31, 2007.

Employees

In addition to our directors and officers we also have no employees as of March 31, 2006.  The Company does not expect any material changes in the number of employees over the next 12 month period.  The Company does and will continue to outsource contract employment as needed.  However, if the Company is successful in its initial and any subsequent drilling programs it may retain additional employees.

Going Concern

The Company has suffered recurring losses from operations.  The continuation of the Company as a going concern is dependent upon it attaining and maintaining profitable operations and raising additional capital.

Due to the uncertainty of the Company’s ability to meet its current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended March 31, 2006, the Company’s independent auditors included an explanatory paragraph regarding concerns about the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon it raising additional financial support.  The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of the Company’s current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

There are no assurances that the Company will be able to obtain further funds required for its continued operations.  As noted herein, the Company intends to pursue various financing alternatives to meet its immediate and long-term financial requirements.  There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms.  If the Company is not able to obtain the additional financing on a timely basis, it will be unable to conduct its operations as planned, and it will not be able to meet its other obligations as they become due.  In such event, the Company will be forced to scale down or perhaps even cease its operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.  SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 does not have an impact on our consolidated financial statements.

In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on our consolidated financial statements, as we do not have any exchanges of nonmonetary assets.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation".  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required.  SFAS 123(R) shall be effective for us as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have an impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company’s adoption of FIN 47 did not have an impact on its financial statements.

Application of Critical Accounting Policies

The Company’s audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of its consolidated financial statements is critical to an understanding of its financials.

Mining Properties

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date, the Company has not established any proven reserves on its mineral properties.

As at March 31, 2006, the Company does not have any proven reserves.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.

Going Concern

The Company’s annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.  The financial statements have been prepared assuming the Company will continue as a going concern.  However, certain conditions exist which raise doubt about the Company’s ability to continue as a going concern.  The Company has suffered recurring losses from operations and have accumulated losses of $219,507 since inception through March 31, 2006.

Loans

On November 15, 2005, the Company obtained a monetary advance in the sum of $82,775.00 (the “November Advance”) from Financia Dacorey S.A. (“Financia”) in exchange for a promissory note (the “November Promissory Note”) by the Company in Financia’s favour. Based on the terms of the November Promissory Note, the November Advance is subject to a simple interest from the date of advance, and payable at maturity, equal to 5% per annum until actual payment is made.  The November Advance is due on demand by Financia.

On December 1, 2005, the Company obtained a monetary advance in the sum of $18,800.00 (the “December Advance”) from Financia in exchange for a promissory note (the “December Promissory Note”) by the Company in Financia’s favour. The terms of the December Promissory Note are the same as the terms of the November Promissory Note.

On January 6, 2006, the Company obtained a monetary advance in the sum of $100,000.00 (the “January Advance”) from Financia in exchange for a promissory note (the “January Promissory Note”) by the Company in Financia’s favour. The terms of the January Promissory Note are the same as the terms of the November and December Promissory Notes.

ITEM 7.    FINANCIAL STATEMENTS

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

Report of the Independent Registered Public Accounting Firm dated

July 7, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Equity (Deficiency)

Notes to Consolidated Financial Statements

F-2

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the years ended March 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Urex Energy Corp., f/k/a Lakefield Ventures, Inc.

We have audited the accompanying balance sheets of Urex Energy Corp., f/k/a Lakefield Ventures, Inc. (Company)  as of March 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended March 31, 2006 and 2005 and for the period from February 6, 2002 (inception) to March 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urex Energy Corp, f/k/a Lakefield Ventures, Inc. as of March 31, 2006 and 2005 the results of its operations and its cash flows for the years then ended and the period from February 6, 2002 (inception) to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $219,507 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

July 7, 2006

UREX ENERGY CORP

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

March 31, 2006 and 2005

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

BALANCE SHEETS

March 31, 2006 and 2005

ASSETS		2006	2005

Current
Cash		$ 34,572	$ 492
Prepaids		136	-
Account receivables		15,000	-
		49,708	492

Other assets, net		-	100
Advance on assignment agreement		50,000	-

TOTAL ASSETS		$ 99,708	$ 592

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 50,138	$ 416
Note payable to related party		22,500	22,500
Note payables		204,577	-
		277,215	22,916

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
150,000,000	common shares with a par value of $0.001
Issued and outstanding:
39,212,800	common shares (2006 and 2005 )	39,213	39,213
Additional paid-in capital		2,787	2,787
Deficit accumulated during the exploration stage		(219,507)	(64,324)

Total stockholders' deficiency		(177,507)	(22,324)

Total liabilities and stockholders' deficiency		$ 99,708	$ 592

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the years ended March 31, 2006 and 2005 and

For the period February 6, 2002 (date of Inception) to March 31, 2006

			February 6, 2002
			(Date of Inception)
			to March 31,
	2006	2005	2006

Revenues	$ -	$ -	$ -

Expenses
Management fees	60,000	-	60,000
Professional fees	34,794	9,500	63,529
Exploration costs	39,276	16,000	55,276
Interest on loans	3,002	-	3,002
General and administrative costs	18,111	10,189	28,700

	155,183	35,689	219,507

Net loss for the period	$ (155,183)	$ (35,689)	$ (219,507)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	39,212,800	39,463,450

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended March 31, 2006 and 2005 and

For the period February 6, 2002 (Date of Inception) to March 31, 2006

			February 6, 2002
			(Date of Inception)
			to March 31,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$ (155,183)	$ (35,689)	$ (219,507)
Amortization	100	800	2,500
Adjustments to reconcile loss to cash used by operating activities:
Accounts receivable	(15,000)	-	(15,000)
Prepaids	(136)	-	(136)
Accounts payable and accrued liabilities	49,722	416	50,138

Net cash used in operating activities	(120,497)	(34,473)	(182,005)

Cash Flows from Investing Activities
Option agreement	-	-	(2,500)
Assignment agreement advance	(50,000)	-	(50,000)

Net cash used in investing activities	(50,000)	-	(52,500)

Cash Flows from Financing Activities
Shares issued for cash	-	-	42,000
Notes payable	204,577	-	204,577
Notes payable to related party	-	22,500	22,500

Net cash provided by financing activities	204,577	22,500	269,077

Increase (decrease) in cash during the period	34,080	(11,973)	34,572

Cash, beginning of the period	492	12,465	-

Cash, end of the period	$ 34,572	$ 492	$ 34,572

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

For the period February 6, 2002 (Date of Inception) to March 31, 2006

					Deficit
	Common Stock				Accumulated
			Share	Additional	During the
	Number of		Subscriptions	Paid-in	Exploration
	Shares	Amount	Received	Capital	Stage	Total

Balance, February 2, 2002	-	$ -	$ -	$ -	$ -	$ -

Shares issued at $0.001	16,710,000	16,710	-	(15,210)	-	1,500
Shares issued at $0.01	17,267,000	17,267	-	(1,767)	-	15,500
Net loss for the period	-	-	-	-	-	-
Balance, March 31, 2002	33,977,000	$ 33,977	$ -	$ (16,977)	$ -	$ 17,000

Shares issued at $0.05	2,729,300	2,729	-	9,521	-	12,250
Net loss for the period	-	-	-	-	(25,559)	(25,559)
Balance, March 31, 2003	36,706,300	$ 36,706	$ -	$ (7,456) -	$ (25,559)	$ 3,691

Shares issued at $0.05	2,840,700	2,841	-	9,909	-	12,750
Net loss for the period	-	-	-	-	(3,076)	(3,076)
Balance, March 31, 2004	39,547,000	$ 39,547	$ -	$ 2,453	$ (28,635)	$ 13,365

Cancellation of stock	(334,200)	(334)	-	334	-	-
Net loss for the period	-	-	-	-	(35,689)	(35,689)
Balance, March 31, 2005	39,212,800	$ 39,213	$ -	$ 2,787	$ (64,324)	$ (22,324)

Net loss for the period	-	-	-	-	(155,183)	(155,183)
Balance, March 31, 2006	39,212,800	$ 39,213	$ -	$ 2,787	$(219,507)	$ (177,507)

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2006

Note 1

Nature and Continuance of Operations

              ------------------------------------

            Urex Energy Corp, f/k/a Lakefield Ventures, Inc. (Company) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations.  The Company is primarily engaged in the acquisition and exploration of mining properties.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter into a development stage.

Going Concern

-------------------------------------

These financial statements have been prepared assuming the Company will continue as an going concern.  The  Company  has  accumulated  a  deficit  of $219,507  since inception,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, raising substantial  doubt  about the  Company's  ability to continue as a going  concern.  At March 31, 2006, the Company had a working capital deficit of $277,507.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 2

 Summary of Significant Accounting Policies

              ------------------------------------------

             The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Basis of Presentation

             ---------------------

             The financial statements of the Company have been prepared in accordance with   accounting principles generally accepted in the United States of America.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006 - Page 2

Note 2   Summary of Significant Accounting Policies - (cont'd)

              ------------------------------------------

             Exploration Stage Company

              -----------------------------

             The Company is an exploration stage company as defined in the Statements of Financial Accounting Standards (SFAS) No. 7. It is primarily engaged in the acquisition and exploration of mining properties.  All losses accumulated since inception, have been considered as part of the Company’s exploration stage activities.

Use of Estimates

--------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

             Mineral Property Costs

              ----------------------

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date, the Company has not established any proven reserves on its mineral properties.

             Financial Instruments

              ---------------------

             Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.  For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006 - Page 3

Note 2   Summary of Significant Accounting Policies - (cont'd)

              ------------------------------------------

Environmental Costs

              -------------------

             Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are               expensed.  Liabilities are recorded when environmental assessments and/or  remedial  efforts  are  probable,  and  the  cost  can  be reasonably  estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or               the Company's commitments to plan of action based on the then known facts.

              Income Taxes

              ------------

             The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes".   Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A deferred tax asset will be recorded when it is more likely than not that it will be realized.   Since the Company is in the exploration stage and has had continuous losses, no deferred tax asset or income taxes have been recorded in the financial statements.

             Basic and Diluted Loss Per Share

              --------------------------------

             The Company reports basic loss per share in accordance with the SFAS No.  128, "Earnings Per Share".  Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Recent Accounting Pronouncements

              ------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”.  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required.  SFAS 123(R) shall be effective for the Company as of the beginning of the first interim

UREX ENERGY CORP.

LAKEFIELD VENTURES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006 - Page 4

Note 2   Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements

              ------------------------

or annual reporting period that begins April 1, 2006.  The adoption of FASB No. 123(R), will not have a material impact on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company’s adoption of FIN 47 did not have an impact on its financial statements.

Note 3   Mineral Properties

              ----------------

 On April 15, 2002, the Company entered into an Option Agreement to acquire 90% interest in a total of six mineral claims located in the Levy Township in Quebec, Canada.  In order to earn its interests, the Company made a cash payment totaling $2,500 upon consummating the agreement.  Under the terms of the agreement the Company is required to incur exploration expenditures totaling $150,000 of which $15,000 was required to be expended by December 31, 2004 and $135,000 was required to be expended by December 31, 2005.  The properties are subject to 1% net smelter return royalty fees.  During December 2004, $15,000 was expensed in accordance with the requirements of the option agreement.  The Company has abandoned its interest on this option agreement.

On September 22, 2005, the Company entered into an Assignment Agreement with International Mineral Resources Ltd. (“IMR”), whereby IMR assigned its right, title and interest in the Option Agreement entered between IMR and United Energy Metals, SA (“UEM”) to the Company.  The Option Agreement allows for the holder of the option to acquire 99.8% of UEM, an Argentina company which in turn holds a 100% interest in a commanding property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit known as the “Rio Chubut” property.   As consideration for the assignment of the Option from IMR to the Company, the Company is required to issue to IMR 8,000,000 common shares of the Company and pay IMR $50,000.  Furthermore, IMR will retain a 5% net smelter royalty.  The Company paid IMR $50,000 in January 2006 and subsequent to its year end, the Company issued 8,000,000 common shares of the Company to IMR in June 2006.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006 - Page 5

Note 3   Mineral Properties (cont’d)

              ----------------

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA.  The Company plans to commence a drilling exploration program as soon as financing is arranged.

Note 4

Related Party Transactions

--------------------------------

On December 10, 2004, the Company issued a note payable in the amount of  $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As at March 31, 2006, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting agreement with Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  As at year end, $30,000 in management fee has been paid to Minera Teles Pires Inc. and $30,000 has been accrued.

Note 6

Promissory Notes Payable

-----------------------------

The promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand.

November 15, 2005	$ 84,317
December 01, 2005	19,109
January 06, 2006	101,151

$ 204,577

Note 7

Shareholder’s Equity

------------------------

On June 2, 2005, the Company affected a forward stock split of 11.14 common shares for each 1 share issued and outstanding.  At the same time, the Company’s authorized capital was increased from 50,000,000 common shares to 150,000,000 common shares.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006 - Page 6

Note 8

Subsequent Events

----------------------

Subsequent to March 31, 2006, the Company has consummated its Assignment Agreement with International Mineral Resources Ltd.

The Company established a wholly owned subsidiary in the State of Nevada named Urex Energy Corp. (“Urex”) on June 8, 2006.  Concurrently, the Company and Urex entered into an agreement and plan of merger whereby Urex and Lakefield agreed to be merged with and into Lakefield, with Lakefield remaining as the surviving company under the name "Urex Energy Corp."

The Company’s authorized capital was increased due to the merger from 150,000,000 common shares to 300,000,000 common shares, and included an additional authorized 10,000,000 preferred shares with par value of $0.001 per share.

The Company also affected a forward stock split of 2 common shares for each 1 share issued and outstanding.  The merger and forward stock split became effective as of July 3, 2006.  The total issued and outstanding shares post-split is 94,425,600 common shares.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Currently, the Company’s independent accountants are Jewett, Schwartz & Associates, of 2514 Hollywood Blvd., Suite 508, Hollywood, FL  33020.  The Company had no disagreements with its accountants during the year ended March 31, 2006.

ITEM 8A.    CONTROLS AND PROCEDURES.

Limitations on the Effectiveness of Controls

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

ITEM 8B.    OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Current Directors and Executive Officers

As of the date of this Annual Report, the Company’s directors and executive officers are as follows:

NAME	AGE	OFFICE HELD
Richard Bachman(1)	51	President and Director
Luis Goyzueta(2)	31	Director
Michael Iverson(3)	53	Director

Notes:

(1)

Mr. Bachman was appointed a Director and President of the Company on September 28, 2005.

(2)

Mr. Goyzueta was appointed a Director of the Company on August 31, 2005.

(3)

Mr. Iverson was appointed a Director of the Company on March 1, 2002.  Mr. Iverson resigned as President of the Company on September 28, 2005.

The Directors hold their positions until the next annual general meeting of the Company’s shareholders or until their successors are duly elected and qualified.  The Company’s executive officers serve at the pleasure of the Board of Directors.

The backgrounds of our directors and executive officers are as follows:

RICHARD BACHMAN: Mr. Bachman has been the President and a director of the Company since September 28, 2005.  Mr. Bachman’s work experience includes 22 years working with Homestake Mining Company in various capacities ranging from exploration to mine operations. From 1995 to 1998, he was the Regional Geologist for Brazil where he directed a staff of 46 and was responsible for a $2.5 million annual exploration budget. He conducted a countrywide assessment that resulted in the acquisition of a one million hectare property in a 20 million ounce gold district in the Amazon.

From 1999 to 2000 Mr. Bachman was the Regional Geologist for Peru where he directed a staff of 10 and refocused Homestake’s existing exploration program, which resulted in the evaluation of 83 properties in 24 months and yielded one new discovery. From 2001 to 2002, he was Homestake’s Regional Geologist, International Special Projects, where he designed and successfully implemented reconnaissance programs in southern Argentina that resulted in the evaluation of 63 properties with five advancing and the coordination and field review of 22 properties.

From 2002 until now, Mr. Bachman has acted as President and Consulting Professional Geologist for Minera Teles Pires Inc., a Reno, Nevada company. Mr. Bachman holds a Bachelors of Science degree in Geological Engineering from the South Dakota School of Mines and Technology and is a Certified Professional Geologist with the American Institute of Professional Geologists.

LUIS HUMBERTO GOYZUETA: Mr. Goyzueta has been a director of the Company since August 31, 2005.  Mr. Goyzueta has an impressive track record spanning over seven years working as an executive with natural resource companies in Peru.  He is General Manager and serves on the Board of Directors of Interpacific Oil, Peru´s only biodiesel company.  He also serves on the Board of Directors of Oiltec, Gulf Oil International's partner in Peru.  Furthermore, he is President of two Peruvian mining companies, Compania Minera Moria and Minera Inka Sol.  In addition to his Peruvian natural resource expertise, Mr. Goyzueta holds a degree in Economics and Finance from Bentley College in Boston, and has a large network of high level contacts throughout Latin America.  Mr. Goyuzeta is also a director of Andresmin Gold Corp.

MICHAEL IVERSON: Mr. Michael Iverson has been a director of the Company since March 1, 2002 and served as the President of the Company until September 28, 2005.  Mr. Iverson has spent the last 12 years managing and administrating public companies in the exploration and mining sector.  From 1992 to 2000 Mr. Iverson served as a director and president of Sasha Ventures (now eShippers Management Ltd.) a TSX listed company that maintains a web based application service, Inter Shipper, which delivers shipping information for all shipping rate tables.  From 1998 to present Mr. Iverson is a director and recently become the President of Niogold Corporation, a TSX listed mining and exploration company.  From 1998 to present Mr. Iverson has served as a director and CEO of Fortuna Ventures Inc., a TSX listed mining and exploration company. Even though Mr. Iverson lacks the professional, and technical credentials he has a vast amount of hands on experience and knowledge in the exploration and mining sector, where his duties have included administrating and managing the day to operations of a public mining exploration company as well as hiring, coordinating and overseeing exploration crews.

Significant Employees /Consultants

Mr. Richard Bachman provides his services to the Company through a consulting agreement entered into between the Company and Minera Teles Pires Inc., dated September 27, 2005.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our shares of common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC.  Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended March 31, 2006, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

Mr. Michael Iverson failed to timely file his initial Form 3 relating to his appointment as a director and executive officer of the Company when the Company first became a reporting issuer.  Mr. Iverson has been informed of such, and is in the process of filing his Form 3.

Mr. Luis Goyzueta failed to timely file his initial Form 3 relating to his appointment as a director of the Company on August 31, 2005.  Mr. Goyzueta has been informed of such, and is in the process of filing his Form 3.

Mr. Richard Bachman has failed to timely file his initial Form 3 relating to his appointment as a director and executive officer of the Company on September 28, 2005.  However, Mr. Bachman filed his Form 3 on July 13, 2006.  In addition, Mr. Bachman failed to file his Form 4 within two days of June 8, 2006, the date on which International Mineral Resources Ltd. (“IMR”), a company wholly owned by Mr. Bachman, was issued 8,000,000 (pre-split) shares in accordance with the Assignment Agreement discussed above.  However, Mr. Bachman filed his Form 4 on July 13, 2006.

IMR has failed to timely file its initial Form 3 relating to the issuance of 8,000,000 (pre-split) shares in accordance with the Assignment Agreement discussed above.  IMR has been informed of such, and is in the process of obtaining EDGAR codes in order to file its Form 3.

Information concerning the Company's audit committee, including designation of the "Audit Committee Financial Expert" under applicable Securities and Exchange Commission rules

At the present time, the Company does not have an audit committee, nor does it employ a financial expert.  We currently rely on our book-keeper, our accountant, and our auditor to prepare and audit our financial statements, and, of these, only our book-keeper is a full time employee of the Company.  The Company intends to appoint an audit committee in the near future.

Code of Ethics

At the present time, the Company has not adopted a code of ethics as it is still in the early stages of developing its business.  The Company intends to adopt a code of ethics in the future.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer during the three most recent fiscal years.  The Company did not have any other highly compensated executive officers with annual salary and bonus in excess of $100,000 per year.

Name and principal position (a)	Year (b)	Annual compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Awards		Payouts	All other compensation ($) (i)
					Restricted stock award(s) ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Richard Bachman(1) President, & Director	2006	60,000 (3)	Nil	Nil	Nil	Nil	Nil	Nil
Michael Iverson(2) Director	2006 2005 2004	Nil Nil Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1)

Mr. Bachman was appointed the President of the Company on September 28, 2005.

(2)

Mr. Iverson resigned as the Company’s President on September 28, 2005.

(3)

Effective October 1, 2005, the Company began paying under a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  As at yearend, $30,000 in management fee has been paid to Minera Teles Pires Inc. and $30,000 has been accrued.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date of this Annual Report, with respect to the Company’s directors, named executive officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the date of this Annual Report, there are 94,425,600 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Michael Iverson 24549 – 53rd Ave. Langley, B.C. Canada V2Z 1H6	Director	33,420,000 shares (Direct ownership)	35.39%
Richard Bachman c/o 10580 N. McCarran Blvd., Building 115-208 Reno, NV 89503	President and Director	16,000,000 (2) (Indirect ownership)	16.94%

Luis Goyzueta Calle Alonso de Molina 332 Monterrico, Surco Lima, Peru	Director	Nil	Nil
International Mineral Resources Ltd. (3) c/o No. 1 Caribbean Place P.O. Box 97 Leeward Highway Providenciales Turks & Caicos Islands BWI	Shareholder	16,000,000 (4) (Direct ownership)	16.94%
All Directors and Officers as a group (3 persons)		49,420,000 (5)	52.33%

(1)

Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2)

This figure includes 16,000,000 (post-split shares on a basis of two new for each one old share effective July 3, 2006) held by International Mineral Resources Ltd. (“IMR”), of which Mr. Richard Bachman has sole voting and dispositive power of the 16,000,000 shares held by IMR.

(3)

Mr. Richard Bachman is the beneficial owner of IMR.

(4)

IMR is a corporation organized under the laws of the Turks & Caicos Islands, BWI, and Mr. Bachman has sole voting and dispositive power of the 16,000,000 shares held by IMR.

(5)

This figure includes 33,420,000 shares held directly by Michael Iverson and 16,000,000 shares indirectly owned by Richard Bachman through IMR, of which Mr. Bachman has sole voting and dispositive power.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us, other than as described below.

Mr. Bachman, the President and a Director of the Company, is the sole shareholder of IMR.

Mr. Bachman was the sole shareholder of IMR during the time the Company entered into its Assignment Agreement with IMR, dated September 22, 2005, however, Mr. Bachman did not hold any positions with the Company as at that time.

On September 27, 2005, the Company entered into a Consulting Agreement with Minera Teles Pires Inc. (“Minera”), a Nevada corporation, whereby Mr. Richard Bachman on behalf of Minera will provide administrative and technical consulting services in North America or other locations as requested by the Company, which includes, but is not limited to: (i) acting as President and Director of the Company; (ii) managing and advising on procedures and protocols related to the exploration programs related to the Rio Chubut Uranium Project in Southern Argentina; and (iii) directing the Company’s acquisition program by providing leadership in negotiations on third party mineral properties.  As compensation to Minera for the services to be provided by Mr. Bachman, the Company agreed to pay a monthly consulting fee of $10,000, however, until sufficient financing is obtained the Company will pay one half of the $10,000 monthly fee ($5,000) with the remaining $5,000 to be deferred until financing is obtained.  In addition, the Company agreed to pay all out-of-pocket expenses, including, but not limited to: (i) transportation and reasonable living expenses to, from and whole located at the job site – air fare by coach class; (ii) car rental charges including insurance coverage, in the event a rental car is required to commute to, from, and while operating at the job site; and (iii) long distance telephone charges, photocopy, drafting and plotting services if not provided at the Company’s location.

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

ITEM 13.    EXHIBITS

The following exhibits are filed as part of this Annual Report:

Exhibit #
3.1 *	Articles and Bylaws
3.2	Certificate of Amendment to the Articles of Incorporation filed June 2, 2005
3.3	Certificate of Change filed June 2, 2005
3.4	Articles of Incorporation of Urex Energy Corp. filed June 7, 2006
3.5 (1)	Articles of Merger filed on June 8, 2006 and which is effective June 21, 2006
3.6 (2)	Certificate of Change filed June 8, 2006 and which is effective June 21, 2006
3.7 (3)	Certificate of Correction filed June 23, 2006 with respect to the Certificate of Change
3.8 (4)	Certificate of Correction filed June 23, 2006 with respect to the Articles of Merger
10.1	Assignment Agreement between the Company and International Mineral Resources Inc., dated September 22, 2005
10.2	Option Agreement between International Mineral Resources Inc. and United Energy Metals S.A., dated September 21, 2005
10.3	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006
23.1	Consent of Brian Cole, P.Geo., Geologist (included in Exhibit 99.2)
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350
99.1	Consulting Agreement between the Company and Minera Teles Pires Inc., dated September 27, 2005
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005

(*)   Previously filed as an exhibit to our registration statement on Form 10-SB filed on February 27, 2003 and incorporated by reference

(1)   Previously filed as Exhibit 99.1 to the Form 8-K filed on July 5, 2006 and incorporated by reference

(2)   Previously filed as Exhibit 99.2 to the Form 8-K filed on July 5, 2006 and incorporated by reference

(3)   Previously filed as Exhibit 99.3 to the Form 8-K filed on July 5, 2006 and incorporated by reference

(4)   Previously filed as Exhibit 99.4 to the Form 8-K filed on July 5, 2006 and incorporated by reference

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

Our current principal accountants, Jewett, Schwartz & Associates, and our former principal accountants, Morgan and Company billed the following fees for the services indicated.

2006 - $12,300

2005 – $10,000

2004 - $3,000

(2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2006 - Nil

2005 - Nil

2004 – Nil

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - Nil

2005 – Nil

2004 – Nil

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - Nil

2005 – Nil

2004 – Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our board of directors’ policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our board of directors’ policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, our board of directors may also pre-approve particular services on a case-by-case basis.  Our board of directors approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of July, 2006.

UREX ENERGY CORP. (Registrant)
By: /s/ Richard Bachman

Richard Bachman
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Richard Bachman Richard Bachman	President and Director	July 13, 2006
/s/ Luis Goyzueta Luis Goyzueta	Director	July 13, 2006
/s/ Michael Iverson Michael Iverson	Director	July 13, 2006