Form 10QSB
period 2006-06-30
UREX ENERGY CORP.
filed 2006-08-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-501191

UREX ENERGY CORP. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0201259 (I.R.S. Employer Identification No.)

10580 N. McCarran Blvd., Building 115-208 Reno, Nevada 89503 (Address of principal executive offices)

775.747.0667
(Issuer's telephone number)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 94,425,600 shares of common stock issued and outstanding as of August 8, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

BALANCE SHEETS

June 30, 2006 and March 31, 2006

		June 30,	March 31,
ASSETS		2006 (Unaudited)	2006 (Audited)

Current
Cash		$ 4,408	$34,572
Prepaid and other current assets		6,185	136
Accounts receivable		20,000	15,000
		30,593	49,708

Website Development		7,021	-
Advance on assignment agreement		50,000	50,000
		57,021	50,000

TOTAL ASSETS		$87,614	$99,708

LIABILITIES

Current
Accounts payable and accrued liabilities		$80,795	$50,138
Line of credit		16,000	-
Note payable to related party		22,500	22,500
Note payables		207,090	204,577
		326,385	277,215

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
150,000,000	common shares with a par value of $0.001
Issued and outstanding:
47,212,800	common shares (March 31, 2006 – 39,212,800)	47,213	39,213
Additional paid-in capital		(5,213)	2,787
Deficit accumulated during the exploration stage		(280,771)	(219,507)

Total stockholders' deficiency		(238,771)	(177,507)

Total liabilities and stockholders' deficiency		$87,614	$99,708

-See Accompanying Notes-

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2006 and 2005 and

For the period February 6, 2002 (Date of Inception) to June 30, 2006

			February 6, 2002
	Three months ended		(Date of Inception)
	June 30,		to June 30,
	2006	2005	2006

Expenses
Management fees	30,000	-	90,000
Professional fees	17,088	7,300	80,617
Consulting fees	10,000	-	10,000
Exploration costs	-	-	55,276
Interest on loans	2,513	-	5,515
General and administrative costs	1,663	801	39,363

	61,264	8,101	280,771

Net loss for the period	$(61,264)	$(8,101)	$(280,771)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	41,147,000	27,315,200

-See Accompanying Notes-

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2006 and 2005 and

For the period February 6, 2002 (Date of Inception) to June 30, 2006

			February 6, 2002
	Three months ended June 30,		(Date of Inception)
			to June 30,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$(61,264)	$(8,101)	$(280,771)
Amortization	-	100	2,500
Adjustments to reconcile loss to cash used by operating activities:
Accounts receivable	(5,000)	-	(20,000)
Prepaids	(6,049)	-	(6,185)
Bank indebtedness	16,000	-	16,000
Accounts payable and accrued liabilities	30,657	7,983	80,795

Net cash used in operating activities	(25,656)	(18)	(207,661)

Cash Flows from Investing Activities
Option agreement	-	-	(2,500)
Website development	(7,021)	-	(7,021)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	(7,021)	-	(59,521)

Cash Flows from Financing Activities
Shares issued for acquisition	-	-	-
Shares issued for cash	-	-	42,000
Notes payable	2,513	-	207,090
Notes payable to related party	-	-	22,500

Net cash provided by financing activities	2,513	-	271,590

Increase (decrease) in cash during the period	(30,164)	(18)	4,408

Cash, beginning of the period	34,572	492	-

Cash, end of the period	$4,408	$474	$4,408

-See Accompanying Notes-

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

For the period February 6, 2002 (Date of Inception) to June 30, 2006

	Common Stock			Deficit Accumulated

	Number of Shares	Amount	Additional Paid-In Capital	During the Exploration Stage	Total

Balance, February 2, 2002	-	$-	$-	$-	$-

Shares issued at $0.001	16,710,000	16,710	(15,210)	-	1,500
Shares issued at $0.01	17,267,000	17,267	(1,767)	-	15,500
Net loss for the period	-	-	-	-	-
Balance, March 31, 2002	33,977,000	$33,977	$(16,977)	$-	$17,000

Shares issued at $0.05	2,729,300	2,729	9,521	-	12,250
Net loss for the period	-	-	-	(25,559)	(25,559)
Balance, March 31, 2003	36,706,300	$36,706	$(7,456)	$(25,559)	$3,691

Shares issued at $0.05	2,840,700	2,841	9,909	-	12,750
Net loss for the period	-	-	-	(3,076)	(3,076)
Balance, March 31, 2004	39,547,000	$39,547	$2,453	$(28,635)	$13,365

Cancellation of stock	(334,200)	(334)	334	-	-
Net loss for the period	-	-	-	(35,689)	(35,689)
Balance, March 31, 2005	39,212,800	$39,213	$2,787	$(64,324)	$(22,324)

Net loss for the period	-	-	-	(155,183)	(155,183)
Balance, March 31, 2006	39,212,800	$39,213	$2,787	$(219,507)	$(177,507)

Shares issued for acquisition	8,000,000	8,000	(8,000)	-	-
Net loss for the period	-	-	-	(61,264)	(61,264)
Balance, June 30, 2006	47,212,800	$47,213	$(5,213)	$(280,771)	$(237,771)

-See Accompanying Notes-

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2006

Note 1	Interim Reporting
----------------------

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the March 31, 2006 annual financial statements of Urex Energy Corp f/k/a Lakefield Ventures, Inc. (Company). All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2006 audited financial statements.

Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ended March 31, 2007.

Note 2	Going Concern
------------------------------------

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $280,771 since its inception, and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006 - Page 2

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

The Company paid IMR $50,000 in January 2006 and subsequent to its year end, the Company issued 8,000,000 common shares of the Company to IMR in June 2006. This acquisition constitutes a reverse merger. However, until the valuation and audit is complete for UEM, the par value of the stock was used to record the transaction which will be restated at a later time:

Common Stock	$8,000.00
Paid In Capital	$8,000.00

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

June 30, 2006 - Page 3

Note 4	Related Party Transactions
--------------------------------

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of June 30, 2006, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting agreement with Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the three months ended June 30, 2006, $30,000 in management fees were due to Minera Teles Pires Inc., of which $15,000 has been paid and $15,000 has been accrued in accordance with the agreement noted above.

Note 5	Promissory Notes Payable
-----------------------------
The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand.

	June 30, 2006	March 31, 2006

November 15, 2005	$85,349	$84,317
December 01, 2005	19,343	19,109
January 06, 2006	102,398	101,151

	$207,090	$204,577

Note 6	Subsidiary
----------------------

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

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006 - Page 4

Note 6	Subsidiary – (Cont’d)
----------------------

The Company also affected a forward stock split of 2 common shares for each 1 share issued and outstanding. The merger and forward stock split became effective as of July 3, 2006. The total issued and outstanding common shares (post-split) is 94,425,600.

.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This quarterly report contains forward-looking statements as that term is defined Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us", "our" and "Urex" mean Urex Energy Corp., unless otherwise indicated.

Corporate History

We were incorporated in Nevada on February 6, 2002 under the name of Lakefield Ventures Inc. Effective July 3, 2006, we changed our name from “Lakefield Ventures Inc.” to “Urex Energy Corp.” as a result of a merger with Urex Energy Corp., our wholly-owned subsidiary that was incorporated solely to effect the name change.

Our principal executive office is located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada. The telephone number of our principal executive office is 775.747.0667.

We are also registered as a foreign company in Argentina, and our legal address in Argentina is 1052 San Martin Avenue, 3rd Floor, Office 17, Cuidad Mendoza, Province of Mendoza, Argentina.

We have one majority-owned subsidiary, United Energy Metals S.A., an Argentina company, of which we own 99.8% of the issued and outstanding capital stock.

Since inception, we have been primarily engaged in the acquisition and exploration of uranium mining properties, but have not yet realized any revenues from our planned operations. Currently, we have two uranium prospects, the Rio Chubut Property located in the Chubut Province of Patagonia, Southern Argentina and the La Jara Mesa Property located in Cibola County, New Mexico.

Plan Of Operations And Cash Requirements

During the next twelve month period, we plan to complete a Phase 1 initial exploration program on the La Jara Mesa Property and the Rio Chubut Property. We anticipate that this program will cost $1.1 million as set forth below:

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

                In addition, we anticipate incurring the following costs during the next twelve month period: $60,000 on professional fees; $60,000 on salaries and wages; $30,000 on travel costs; $50,000 on promotional expenses; $60,000 on other administrative expenses; and an additional $630,000 in surface work and drilling. As a result, we anticipate that we will incur approximately $2,000,000 in operating expenses during the next twelve month period.

We incurred a loss of $61,264 for the three month period ended June 30, 2006 compared to a loss of $8,101 for the three month period ended June 30, 2005. As of June 30, 2006 we had a working capital deficiency of $295,792 compared to a working capital deficiency of $227,507 as of March 31, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $2,000,000. As our current working capital will likely not be sufficient to cover our estimated capital requirements during the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

Given that we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Exploration and Development Costs

We intend to apply for a permit to complete an exploration program in regards to our La Jara Mesa Property consisting of approximately 3200 metres (10,000 feet) of drilling planned (33 holes) for the second half of 2006. The drill program is designed to test for the extension of uranium mineralization defined at Laramide Resources’ La Jara Meza Deposit located on the south-western corner of the property. Depending on the results from the initial round of drilling, a second phase drilling program may follow in early 2007.

Our proposed budget is also expected to support a 15,000 foot drill program (50 drill holes) in regards to our Rio Chubut Property, which is designed to test for new uranium ore bodies in the central Chubut Province, Argentina which is adjacent to the Cerro Solo uranium deposit.

Capital Expenditures

As of June 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

Employees

Currently our only employees are our executive officers. We do not expect any material changes in the number of employees over the next twelve month period. Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.  However, if we are successful in our initial and any subsequent drilling programs, we may retain additional employees.

RESULTS OF OPERATIONS

As at June 30, 2006, we had a working capital deficiency of $295,792 and $326,385 in current liabilities. Our financial statements report a net loss of $61,264 for the three month period ended June 30, 2006 as compared to a net loss of $8,101 for the three month period ended June 30, 2005. Our accumulated losses for the period from February 6, 2002, our date of inception, to June 30, 2006 was $280,771.

Our total liabilities as of June 30, 2006 were $326,385, as compared to total liabilities of $277,215 as at March 31, 2006.  The increase was due to an increase in accounts payable and accrued liabilities and the advance of $16,000 under a credit line.

Cash Flow Used in Operating Activities

Operating activities used cash of $25,656 for the three months ended June 30, 2006 as compared to $18 for the three months ended June 30, 2005. The increase in cash used during the three months ended June 30, 2006 was commensurate with our increase in net loss.

Cash Flow Used in Investing Activities

Investing activities used cash of $7,021 during the three months ended June 30, 2006 as compared to $Nil for the three months ended June 30, 2005. The increase in cash used during the three months ended June 30, 2006 resulted from website development costs.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $2,513 for the three months ended June 30, 2006 as compared to $Nil for the three months ended June 30, 2005.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully explore and develop our current property interests or any property interests that we may acquire in the future. We cannot predict whether or when this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Going Concern

The audited financial statements included with our annual report on Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2006 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Mining Properties

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, we will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date, we have not established any proven reserves on our mineral properties. As at June 30, 2006, we do not have any proven reserves.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on our consolidated financial statements, as we do not have any exchanges of nonmonetary assets.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on our financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail..

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $61,264 for the three month period ended June 30, 2006, and cumulative losses of $280,771 to June 30, 2006. As of June 30, 2006 we had a working capital deficiency of $295,792. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•	costs of bring each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
•	availability and costs of financing;
•	ongoing costs of production;
•	market prices for the minerals to be produced;
•	environmental compliance regulations and restraints; and
•	political climate and/or governmental regulation and control.

the occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and, as a result, we may be required to scale back or cease our business operations, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results which raises doubt about our ability to continue as a going concern.

From inception through to June 30, 2006, we have incurred aggregate losses of approximately $280,771. Our loss from operations for the three month period ended June 30, 2006 was $61,264. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently quoted on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by our company may be affected by numerous factors which are beyond the control of our company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulation, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

As our properties are in the exploration and development stage, there can be no assurance that we will establish commercial discoveries on our properties.

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

Our company will be subject to operating hazards and risks which may adversely affect our company’s financial condition.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. We do not have general liability insurance covering our operations and do not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon our company's financial condition.

Our company’s activities will be subject to environmental and other industry regulations which could have an adverse effect on the financial condition of our company.

Our activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which may result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, and more stringent fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of our company.

Our operations including exploration and development activities and commencement of production on our properties, which will require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities. Such actions may cause operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Our current property interests are located in South and Latin America, and the current and future economic, political and social conditions, as well as the governmental policies of the respective jurisdictions, could have an adverse effect on our company’s overall financial condition and ability to general revenues.

We expect that a substantial portion of our business, including future assets and operations of our company, will be located and conducted in South America and Latin America, including the countries of Argentina and Mexico. The economy of such countries differs from the economies of most developed countries in many respects. While the economies of such countries, including Argentina and Mexico, have experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The governments of such countries have implemented various measures to encourage economic growth and guide the allocation of resources. While some of these measures benefit the overall economy of such countries, they may have a negative effect on our operations. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by such governments and our proposed business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Competition may have an adverse impact on our company’s ability to acquire suitable mineral properties, which may have an adverse impact on our company’s operations.

Significant and increasing competition exists for the limited number of mineral acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than our company, we may be unable to acquire attractive mineral properties on terms we consider acceptable. Accordingly, there can be no assurance that any proposed exploration and development program will yield any reserves or result in any commercial mining operation.

We currently rely on certain key individuals and the loss of one of these certain key individuals could have an adverse effect on our company.

Our company’s success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in our company's growth and success. We do not have key man insurance in place in respect of any of our senior officers or personnel and we do not anticipate obtaining such insurance in the near future. The loss of the service of members of our management and certain key employees could have a material adverse effect on our company. In particular, the success of our company is highly dependant upon the efforts of our president and director, Mr. Richard Bachman, the loss of whose services would have a material adverse effect on the success and development of our company.

We are an exploration stage company, and there is no assurance that a commercially viable deposit or reserve exists on any of our properties that we have, or might obtain, an interest.

We are an exploration stage company and cannot give assurance that a commercially viable deposit, or reserve, exists on any properties for which our company currently has or may have an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If we fail to find a commercially viable deposit on any of our properties, our financial condition and results of operations will be adversely affected in a material manner.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Trading of our stock may be restricted by the Securities and Exchange Commissions’ "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The United States Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's President, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None..

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

Exhibit Number	Description
3.1	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003
3.2	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.3	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.4	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.6	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.7	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006

3.8	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
10.1	Consulting Agreement between our company and Minera Teles Pires Inc., dated September 27, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.2	Assignment Agreement between our company and International Mineral Resources Inc., dated September 22, 2005 incorporated by reference from our Current Report on Form 8-K filed on September 29, 2005
10.3

Option Agreement between International Mineral Resources Inc. and United Energy Metals S.A., dated September 21, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
31*	Section 302 Certification of Richard Bachman, dated August 14, 2006
32*	Section 906 Certification of Richard Bachman, dated August 14, 2006
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: /s/ Richard Bachman

Richard Bachman

President and Director

Principal Executive Officer and Principal Financial Officer

Dated: August 14, 2006