Form 10QSB/A
period 2006-06-30
UREX ENERGY CORP.
filed 2006-10-30
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

There are 94,425,600 shares of common stock issued and outstanding as of October 26, 2006.

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

UREX ENERGY CORP

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and March 31, 2006

		June 30,	March 31,
ASSETS		2006 (Unaudited)	2006 (Audited)

Current
Cash		$ 6,807	$ 34,572
Prepaid and other current assets		6,185	136
Due from related party		2,346	-
Accounts receivable		-	15,000
		15,338	49,708

Website Development		7,021	-
Advance on assignment agreement		-	50,000
		7,021	50,000

TOTAL ASSETS		$ 22,359	$ 99,708

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 87,850	$ 50,138
Line of credit		16,000	-
Note payable to related party		22,500	22,500
Note payables		207,090	204,577
		333,440	277,215

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
150,000,000	common shares with a par value of $0.001
Issued and outstanding:
47,212,800	common shares (March 31, 2006 – 39,212,800)	47,213	39,213
Additional paid-in capital		5,586,350	2,787
Deficit accumulated during the exploration stage		(5,944,644)	(219,507)

Total stockholders' deficiency		(311,081)	(177,507)

Total liabilities and stockholders' deficiency		$ 22,359	$ 99,708

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2006 and 2005 and

For the period February 6, 2002 (Date of Inception) to June 30, 2006

			February 6, 2002
	Three months ended		(Date of Inception)
	June 30,		to June 30,
	2006	2005	2006

Expenses
Management fees	30,710	-	90,000
Professional fees	17,088	7,300	80,617
Consulting fees	10,000	-	10,000
Exploration costs	608	-	55,276
Interest on loans	2,740	-	5,515
Goodwill	5,662,012	-	5,662,012
General and administrative costs	1,980	801	39,363

	5,725,138	8,101	5,942,783

Net loss for the period	$ (5,725,138)	$ (8,101)	$ (5,942,783)

Basic and diluted loss per share	$ (0.14)	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	41,147,000	27,315,200

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2006 and 2005 and

For the period February 6, 2002 (Date of Inception) to June 30, 2006

			February 6, 2002
	Three months ended June 30,		(Date of Inception)
			to June 30,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$ (5,725,138)	$ (8,101)	$ (5,942,783)
Amortization	-	100	2,500
Impairment of goodwill	5,662,012	-	5,662,012
Adjustments to reconcile net loss to cash used in operating activities:
Accounts receivable	15,000	-	-
Prepaids	(6,049)	-	(6,185)
Accounts payable and accrued liabilities	9,264	7,983	15,440

Net cash used in operating activities	(44,911)	(18)	(268,916)

Cash Flows from Investing Activities
Option agreement	-	-	(2,500)
Website development	(7,021)	-	(7,021)

Net cash used in investing activities	(7,021)	-	(9,521)

Cash Flows from Financing Activities
Proceeds from line of credit	16,000	-	16,000
Shares issued for cash	8,000	-	42,000
Payments to related party	(2,346)		(2,346)
Notes payable	2,513	-	207,090
Notes payable to related party	-	-	22,500

Net cash provided by financing activities	24,167	-	285,244

Increase (decrease) in cash during the period	(27,765)	(18)	6,807

Cash, beginning of the period	34,572	492	-

Cash, end of the period	$ 6,807	$ 474	$ 6,807

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

For the period February 6, 2002 (Date of Inception) to June 30, 2006

	Common Stock			Deficit Accumulated
			Additional	During the
	Number of		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, February 2, 2002	-	$ -	$ -	$ -	$ -

Shares issued at $0.001	16,710,000	16,710	(15,210)	-	1,500
Shares issued at $0.01	17,267,000	17,267	(1,767)	-	15,500
Net loss for the period	-	-	-	-	-
Balance, March 31, 2002	33,977,000	$ 33,977	$ (16,977)	$ -	$ 17,000

Shares issued at $0.05	2,729,300	2,729	9,521	-	12,250
Net loss for the period	-	-	-	(25,559)	(25,559)
Balance, March 31, 2003	36,706,300	$ 36,706	$ (7,456) -	$ (25,559)	$ 3,691

Shares issued at $0.05	2,840,700	2,841	9,909	-	12,750
Net loss for the period	-	-	-	(3,076)	(3,076)
Balance, March 31, 2004	39,547,000	$ 39,547	$ 2,453	$ (28,635)	$ 13,365

Cancellation of stock	(334,200)	(334)	334	-	-
Net loss for the period	-	-	-	(35,689)	(35,689)
Balance, March 31, 2005	39,212,800	$ 39,213	$ 2,787	$ (64,324)	$ (22,324)

Net loss for the period	-	-	-	(155,183)	(155,183)
Balance, March 31, 2006	39,212,800	$ 39,213	$ 2,787	$ (219,507)	$ (177,507)

Shares issued for acquisition	8,000,000	8,000	5,583,563	-	5,591,563 5555,591,563
Net loss for the period	-	-	-	(5,725,138)	(5,725,138)
Balance, June 30, 2006	47,212,800	$ 47,213	$ (5,586,350)	$ (5,944,645)	$ (311,081)

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $6,005, since its inception, and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Summary of significant accounting policies

Basis of consolidation and presentation

The accompanying consolidated financial statements include the results of operations of all subsidiaries over which the Company holds a majority interest The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

Foreign Currency Translation

The Company is located and operates outside of the United States of America. It maintains its accounting records in Argentinean Pesos as follows:

At the transaction date, each asset, liability, revenue and expense is recorded into Argentinean Pesos by the use of the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated into US dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Note 4	Mineral Properties

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

Note 5	Merger and acquisition

Urex Energy Corp.

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

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

United Energy Metals, SA

On September 22, 2005, the Company entered into an Assignment Agreement with International Mineral Resources Ltd. (IMR), whereby IMR assigned its right, title and interest in the Option Agreement entered between IMR and United Energy Metals, SA (UEM) to the Company. The Option Agreement allows for the holder of the option to acquire 99.8% of UEM, an Argentina company which in turn holds a 100% interest in a commanding property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit known as the “Rio Chubut” property. As consideration for the assignment of the Option from IMR to the Company, the Company is required to issue to IMR 8,000,000 common shares of the Company and pay IMR $50,000. Furthermore, IMR will retain a 5% net smelter royalty.

The Company paid IMR $50,000 in January 2006 and, subsequent to its year end, the Company also issued 8,000,000 common shares of the Company to IMR in June 2006. This acquisition was recorded as a purchase of UEM. The value of UEM was determined as the consideration paid plus the fair market value of the shares issued. The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the balance recorded as goodwill. Because UEM has no proven mineral reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of acquisition.

Note 4	Related Party Transactions

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

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

Note 5	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand.

	June 30, 2006	March 31, 2006

November 15, 2005	$85,349	$84,317
December 01, 2005	19,343	19,109
January 06, 2006	102,398	101,151

	$207,090	$204,577

Note 6	Subsequent event

The Company affected a forward stock split of 2 common shares for each 1 share issued and outstanding. The merger and forward stock split became effective as of July 3, 2006. The total issued and outstanding common shares (post-split) is 94,425,600.

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

We incurred a loss of $5,725,138 for the three month period ended June 30, 2006 compared to a loss of $8,101 for the three month period ended June 30, 2005. As of June 30, 2006 we had a working capital deficiency of $318,102 compared to a working capital deficiency of $227,507 as of March 31, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $2,000,000. As our current working capital will likely not be sufficient to cover our estimated capital requirements during the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

RESULTS OF OPERATIONS

As at June 30, 2006, we had a working capital deficiency of $318,102 and $333,440 in current liabilities. Our financial statements report a net loss of $5,725,138 for the three month period ended June 30, 2006 as compared to a net loss of $8,101 for the three month period ended June 30, 2005. Our accumulated losses for the period from February 6, 2002, our date of inception, to June 30, 2006 was $5,942,783.

Our total liabilities as of June 30, 2006 were $333,440, as compared to total liabilities of $277,215 as at March 31, 2006.  The increase was due to an increase in accounts payable and accrued liabilities and the advance of $16,000 under a credit line.

Cash Flow Used in Operating Activities

Operating activities used cash of $44,911 for the three months ended June 30, 2006 as compared to $18 for the three months ended June 30, 2005. The increase in cash used during the three months ended June 30, 2006 was commensurate with our increase in net loss.

Cash Flow Used in Investing Activities

Investing activities used cash of $7,021 during the three months ended June 30, 2006 as compared to $Nil for the three months ended June 30, 2005. The increase in cash used during the three months ended June 30, 2006 resulted from website development costs.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $24,167 for the three months ended June 30, 2006 as compared to $Nil for the three months ended June 30, 2005.

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

We have had negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $5,725,138 for the three month period ended June 30, 2006, and cumulative losses of $5,942,783 to June 30, 2006. As of June 30, 2006 we had a working capital deficiency of $318,102. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to June 30, 2006, we have incurred aggregate losses of approximately $5,942,783. Our loss from operations for the three month period ended June 30, 2006 was $5,725,138. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

s our properties are in the exploration and development stage, there can be no assurance that we will establish commercial discoveries on our properties.

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

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

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

None.

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

Dated: October 30, 2006

CW903300.1