Form 10QSB
period 2006-09-30
UREX ENERGY CORP.
filed 2006-11-17
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There are 94,425,600 shares of common stock issued and outstanding as of October 31, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and March 31, 2006

		September 30,	March 31,
ASSETS		2006 (Unaudited)	2006 (Audited)

Current
Cash		$ 107,871	$ 34,572
Prepaid and other current assets		9,573	136
Due from related party		2,366	-
Accounts receivable		-	15,000
		119,810	49,708

Advance on assignment agreement		-	50,000
		-	50,000

TOTAL ASSETS		$ 119,810	$ 99,708

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 75,836	$ 50,138
Note payable to related party		22,500	22,500
Note payables		468,082	204,577
		566,418	277,215

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT

Capital stock
Authorized:
300,000,000	common shares with a par value of $0.001
10,000,000 preferred shares with a par value of $0.001
Issued and outstanding:
94,425,600	common shares (March 31, 2006 – 78,425,600)	94,425	39,213
NIL preferred shares		-	-
Additional paid-in capital		5,547,574	2,787
Deficit accumulated during the exploration stage		(6,087,908)	(219,507)
		(318)
Total stockholders' deficit		(446,248)	(177,507)

Total liabilities and stockholders' deficit		$ 119,810	$ 99,708

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURE S, INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2006 and 2005 and

For the period February 6, 2002 (Date of Inception) to September 30, 2006

	Three months ended September 30,		Six months ended September 30,		February 6, 2002 (Date of Inception) to September 30,

	2006	2005	2006	2005	2006

Expenses
Management fees	$ 35,226	$	$ 65,936	$	$ 125,226

Professional fees	39,121		56,207		119,738
Consulting fees	11,631		21,631		21,631
Exploration costs	33,730	-	34,842	-	89,006
Donated services	-	-	-	-	11,577
Interest on loans	6,062		8,802
Goodwill	-	-	5,662,012	-	5,662,012
General and administrative	17,945	2,518	19,421	7,636	58,718

	-	-	-	-	-

Net loss for the period	$ (143,715)	$ (2,518)	$ (5,868,851)	$ (7,636)	$ (6,087,908)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding	94,425,600		94,425,600

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2006 and 2005 and

For the period February 6, 2002 (Date of Inception) to September 30, 2006

			February 6, 2002
	Six months ended September 30,		February 6, 2002 (Date of Inception) to September 30,

	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$ (5,868,851)	$ (7,636)	$ (6,087,908)
Amortization	-	100	2,500
Impairment of goodwill	5,662,012		5,662,012
Adjustments to reconcile net loss to cash used in operating activities:
Accounts receivable	15,000	-	-
Prepaids	(9,437)	-	(9,573)
Accounts payable and accrued liabilities	13,436	37,500	52,624

Net cash used in operating activities	(187,840)	29,964	(380,345)

Cash Flows from Investing Activities
Option agreement	-	(30,000)	-

Net cash used in investing activities	-	(30,000)	-

Cash Flows from Financing Activities
Proceeds from line of credit	-	-	-
Shares issued for cash	-	-	-
Payments to related party	(2,366)		(2,366)
Notes payable	263,505	-	468,082
Notes payable to related party	-	-	22,500

Net cash provided by financing activities	261,139	-	488,216

Increase (decrease) in cash during the period	73,299	(36)	107,871

Cash, beginning of the period	34,572	492	-

Cash, end of the period	$ 107,871	$ 456	$ 107,871

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

For the period February 6, 2002 (Date of Inception) to September 30, 2006

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

Balance, February 2, 2002	-	$ -	$ -	$ -	$ -

Shares issued at $0.001	33,420,000	33,420	(31,920)	-	1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-	15,500
Net loss for the period	-	-	-	-	-
Balance, March 31, 2002	67,954,000	$ 67,954	$ (50,954)	$ -	$ 17,000

Shares issued at $0.05	5,458,600	5,459	6,791	-	12,250
Net loss for the period	-	-	-	(25,559)	(25,559)
Balance, March 31, 2003	73,412,600	$ 73,413	$ (44,163) -	$ (25,559)	$ 3,691

Shares issued at $0.05	5,681,400	5,681	7,069	-	12,750
Net loss for the period	-	-	-	(3,076)	(3,076)
Balance, March 31, 2004	79,094,000	$ 79,094	$ (37,094)	$ (28,635)	$ 13,365

Cancellation of stock	(668,400)	(668)	668	-	-
Net loss for the period	-	-	-	(35,689)	(35,689)
Balance, March 31, 2005	78,425,600	$ 78,426	$ (36,426)	$ (64,324)	$ (22,324)

Net loss for the period	-	-	-	(155,183)	(155,183)
Balance, March 31, 2006	78,425,600	$ 78,426	$ (36,426)	$ (219,507)	$ (177,507)

Shares issued for acquisition	16,000,000	16,000	5,584,000	-	5,600,000
Net loss for the period	-	-	-	(5,868,851)	(5,868,851)
Balance, September 30, 2006	94,425,600	$ 94,426	$ 5,547,574	$ (6,087,908)	$ (446,358)

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1	Interim Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements follow the same accounting policies and methods of their application as the March 31, 2006 annual financial statements of Urex Energy Corp. f/k/a Lakefield Ventures, Inc. (Company). All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2006 audited financial statements.

Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended March 31, 2007.

Note 2	Going Concern

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $6,087,908 since its inception, and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Summary of significant accounting policies

Basis of consolidation and presentation

The accompanying interim consolidated financial statements include the results of operations of all subsidiaries over which the Company holds a majority interest The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Foreign Currency Translation

The Company is located and operates outside of the United States of America. It maintains its accounting records in Argentinean Pesos as follows:

At the transaction date, each asset, liability, revenue and expense is recorded into Argentinean Pesos using the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated into US dollars using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Note 4	Mineral Properties

On April 15, 2002, the Company entered into an Option Agreement to acquire 90% interest in a total of six mineral claims located in the Levy Township in Quebec, Canada. In order to earn its interests, the Company made a cash payment totaling $2,500 upon consummating the agreement. Under the terms of the agreement, the Company is required to incur exploration expenditures totaling $150,000, of which $15,000 was required to be expended by December 31, 2004 and $135,000 was required to be expended by December 31, 2005. The properties are subject to 1% net smelter return royalty fees. During December 2004, $15,000 was expensed in accordance with the requirements of the option agreement. The Company has abandoned its interest on this option agreement.

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

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of September 30, 2006, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting agreement with Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the six months ended September 30, 2006, $60,000 in management fees were due to Minera Teles Pires Inc., of which $30,000 has been paid and $30,000 has been accrued in accordance with the agreement noted above.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 5	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand.

	September 30, 2006	March 31, 2006

November 15, 2005	$ 85,349	$ 84,317
December 01, 2005	19,343	19,109
January 06, 2006	102,398	101,151

	$ 207,090	$ 204,577

The promissory note payable is unsecured and bear interest at 6% per annum. It is due on demand.

	September 30,	March 31,
	2006	2006

August 31, 2006	$ 150,000	$ 814

Note 6	Stock Dividend

The Company effected a forward stock split of 2 common shares for each 1 common share issued and outstanding. The merger and forward stock split became effective as of July 3, 2006. The total issued and outstanding common shares (post-split) is 94,425,600. All references in the accompanying financial statements to the number of common shares and the per share amounts have been restated to reflect the forward stock split.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 7	Subsequent Events

The former President and former Director of the Company entered into an agreement with the Company to return 20 million common shares which he beneficially owns back to treasury for cancellation.

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

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us", "our" and "Urex" mean Urex Energy Corp., unless otherwise indicated.

Corporate History

We were incorporated in Nevada on February 6, 2002 under the name of Lakefield Ventures Inc. Effective June 2, 2006, we increased our authorized common stock from 50,000,000 shares, par value $0.001, to 150,000,000 shares, par value $0.001, and we effected a 11.4 for one (1) forward stock split of our issued and outstanding common stock. Effective July 3, 2006, we changed our name from “Lakefield Ventures Inc.” to “Urex Energy Corp.” as a result of a merger with Urex Energy Corp., our wholly-owned subsidiary that was incorporated solely to effect the name change. In addition, on July 3, 2006, we effected a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock.

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

We incurred a loss of $5,868,851 for the six month period ended September 30, 2006 compared to a loss of $7,636 for the six month period ended September 30, 2005. As of September 30, 2006 we had a working capital deficiency of $446,608 compared to a working capital deficiency of $177,507 as of March 31, 2006. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $2,000,000. As our current working capital will likely not be sufficient to cover our estimated capital requirements during the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

Exploration and Development Costs

We have applied for a permit to start an exploration program in regards to our La Jara Mesa Property consisting of approximately 3200 metres (10,000 feet) of drilling planned (10 holes) that should start in late November 2006. The drill program is designed to test for the extension of uranium mineralization defined at Laramide Resources’ La Jara Meza Deposit located on the south-western corner of the property. Depending on the results from the initial round of drilling, a second phase drilling program may follow in early 2007.

Our proposed budget is also expected to support a seismic refraction geophysical survey followed by a 5,000 meter (15,000 foot) drill program (40 drill holes) in regards to our Rio Chubut Property, which is designed to test for new uranium ore bodies in the central Chubut Province, Argentina which is adjacent to the Cerro Solo uranium deposit.

Capital Expenditures

As of September 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

RESULTS OF OPERATIONS

As at September 30, 2006, we had a working capital deficiency of $446,608. Our interim consolidated financial statements report a net loss of $5,868,851 for the six month period ended September 30, 2006 as compared to a net loss of $7,636 for the six month period ended September 30, 2005. Our accumulated losses for the period from February 6, 2002, our date of inception, to September 30, 2006 was $6,087,908.

Our total liabilities as of September 30, 2006 were $566,418, as compared to total liabilities of $277,215 as at March 31, 2006.  The change was due to increases in notes payable and increased business activity.

Cash Flow Used in Operating Activities

Operating activities used cash of $187,840 for the six months ended September 30, 2006 compared to generating $29,964 for the six months ended September 30, 2005. The increase in cash used during the six months ended September 30, 2006 was commensurate with our increase in net loss.

Cash Flow Used in Investing Activities

Investing activities used cash of $nil during the six months ended September 30, 2006 compared to $30,000 for the six months ended September 30, 2005. The decrease in cash used during the six months ended September 30, 2006 resulted from a decrease in investing activities.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $261,139 for the six months ended September 30, 2006 as compared to $nil for the six months ended September 30, 2005. The increase in cash provided from financing activities for the six months ended September 30, 2006 resulted from increases in notes payable.

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

Mining Properties

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, we will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date, we have not established any proven reserves on our mineral properties. As at September 30, 2006, we do not have any proven reserves.

NEW ACCOUNTING PRONOUNCEMENTS

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $5,868,851 for the six month period ended September 30, 2006, and cumulative losses of $6,087,908 to September 30, 2006. As of September 30, 2006 we had a working capital deficiency of $446,608. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•	costs to bring each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
•	availability and costs of financing;
•	ongoing costs of production;

•	market prices for the minerals to be produced;
•	environmental compliance regulations and restraints; and
•	political climate and/or governmental regulation and control.

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

From inception through to September 30, 2006, we have incurred aggregate losses of approximately $6,087,908. Our loss from operations for the six month period ended September 30, 2006 was $5,868,851. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our operations, including exploration and development activities and commencement of production on our properties, which will require permits from various federal, state, provincial and local governmental authorities, are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

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

Our current property interests are located in North and South America, and the current and future economic, political and social conditions, as well as the governmental policies of the respective jurisdictions, could have an adverse effect on our company’s overall financial condition and ability to general revenues.

We expect that a substantial portion of our business, including future assets and operations of our company, will be located and conducted in North and South America, including Argentina and New Mexico. The economy of such countries differs from the economies of most developed countries in many respects. While the economies of such countries, including Argentina and Mexico, have experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The governments of such countries have implemented various measures to encourage economic growth and guide the allocation of resources. While some of these measures benefit the overall economy of such countries, they may have a negative effect on our operations. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by such governments and our proposed business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

Exhibit Number	Description
3.1	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003
3.2*	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005
3.3*	Certificate of Change dated June 2, 2005
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
10.1	Consulting Agreement between our company and Minera Teles Pires Inc., dated September 27, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.2	Assignment Agreement between our company and International Mineral Resources Inc., dated September 22, 2005 incorporated by reference from our Current Report on Form 8-K filed on September 29, 2005
10.3

Option Agreement between International Mineral Resources Inc. and United Energy Metals S.A., dated September 21, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
31*	Section 302 Certification of Richard Bachman, dated November 17, 2006
32*	Section 906 Certification of Richard Bachman, dated November 17, 2006

99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: /s/ Richard Bachman

Richard Bachman

President and Director

Dated: November 17, 2006