Form 10QSB
period 2006-12-31
UREX ENERGY CORP.
filed 2007-02-20
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

There are 84,425,600 shares of common stock issued and outstanding as of February 9, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended December 31, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and March 31, 2006

		December 31,	March 31,
		2006 (Unaudited)	2006 (Audited)
ASSETS

Current
Cash		$ 2,373,099	$ 34,572
Prepaid and other current assets		-	136
Accounts receivable		4,444	15,000
		2,377,543	49,708

Advance on assignment agreement		-	50,000
		-	50,000

TOTAL ASSETS		$ 2,377,543	$ 99,708

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 84,317	$ 50,138
Note payable to related party		22,500	22,500
Notes payable		493,031	204,577
		599,848	277,215

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock
Authorized:
300,000,000	common shares with a par value of $0.001
10,000,000 preferred shares with a par value of $0.001
Issued and outstanding:
84,425,600	common shares (March 31, 2006 – 78,425,600)	84,426	39,213
Additional paid-in capital		8,057,574	2,787
Deficit accumulated during the exploration stage		(6,358,488)	(219,507)
		(5,817)
Total stockholders' equity (deficit)		1,777,695	(177,507)

Total liabilities and stockholders' equity (deficit)		$ 2,377,543	$ 99,708

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURE S, INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended December 31, 2006 and 2005 and

For the period February 6, 2002 (Date of Inception) to December 31, 2006

					February 6,
	Three months ended December 31,		Nine months ended December 31,		2002 (Date of
					Inception) to
					December 31,
	2006	2005	2006	2005	2006

Expenses
Management fees	$ 33,629	$	$ 99,039	$	$ 158,855
Professional fees	86,576		142,938		127,313
Consulting fees	52,965		75,089		149,685
Exploration costs	44,952	-	86,399	-	146,960
Donated services	-	-	-	-	11,577
Interest on loans	6,738		8,535		8,535
Goodwill	(677)	-	5,661,335	-	5,661,335
General and administrative	32,992	2,518	52,795	10,154	94,228

Total expenses	257,175	2,518	6,126,130	10,154	6,358,488

Net loss for the period	$ (257,175)	$ (2,518)	$ (6,126,130)	$ (10,154)	$ (6,358,488)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding	88,055,870		88,279,727

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2006 and 2005 and

For the period February 6, 2002 (Date of Inception) to December 31, 2006

			February 6, 2002
	Nine months ended December 31,		(Date of Inception)
			to December 31,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$ (6,126,130)	$ (10,154)	$ (6,358,488)
Amortization	-	100	-
Impairment of goodwill	5,661,335		5,661,335
Adjustments to reconcile net loss to cash used in operating activities:
Accounts receivable	(19,185)	-	(19,185)
Prepaids	(136)	-	-
Accounts payable and accrued liabilities	34,179	40,018	84,317

Net cash provided by (used in) operating activities	(449,937)	29,964	(632,021)

Cash Flows from Investing Activities
Option agreement	-	(30,000)	-

Net cash used in investing activities	-	(30,000)	-

Cash Flows from Financing Activities
Proceeds from stock issuance	2,500,000		2,500,000
Notes payable	288,464	-	482,620
Notes payable to related party	-	-	22,500

Net cash provided by financing activities	2,788,464	-	3,005,120

Increase (decrease) in cash during the period	2,338,527	(36)	2,373,099

Cash, beginning of the period	34,572	492	-

Cash, end of the period	$ 2,373,099	$ 456	$ 2,373,099

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

For the period February 6, 2002 (Date of Inception) to December 31, 2006

	Common Stock			Deficit Accumulated
			Additional	During the
	Number of		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, February 2, 2002	-	$ -	$ -	$ -	$ -

Shares issued at $0.001	33,420,000	33,420	(31,920)	-	1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-	15,500
Net loss for the period	-	-	-	-	-
Balance, March 31, 2002	67,954,000	$ 67,954	$ (50,954)	$ -	$ 17,000

Shares issued at $0.05	5,458,600	5,459	6,791	-	12,250
Net loss for the period	-	-	-	(25,559)	(25,559)
Balance, March 31, 2003	73,412,600	$ 73,413	$ (44,163) -	$ (25,559)	$ 3,691

Shares issued at $0.05	5,681,400	5,681	7,069	-	12,750
Net loss for the period	-	-	-	(3,076)	(3,076)
Balance, March 31, 2004	79,094,000	$ 79,094	$ (37,094)	$ (28,635)	$ 13,365

Cancellation of stock	(668,400)	(668)	668	-	-
Net loss for the period	-	-	-	(35,689)	(35,689)
Balance, March 31, 2005	78,425,600	$ 78,426	$ (36,426)	$ (64,324)	$ (22,324)

Net loss for the period	-	-	-	(155,183)	(155,183)
Balance, March 31, 2006	78,425,600	$ 78,426	$ (36,426)	$ (219,507)	$ (177,507)

Shares issued for acquisition	16,000,000	16,000	5,584,000	-	5,600,000
Net loss for the period	-	-	-	(5,881,807)	(5,881,807)
Balance, September 30, 2006	94,425,600	$ 94,426	$ 5,547,574	$ (6,101,313)	$ (459,314)

Shares issued at $.25	10,000,000	$ 10,000	2,490,000		2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000
Accumulated translation loss	-	-	-		(5,817)
Net loss for the period	-	-	-	(257,175)	(257,175)

Balance, December 31, 2006	84,425,600	$ 84,426	$ 8,057,574	$ (6,358,488)	$ (1,777,695)

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the March 31, 2006 annual financial statements of Urex Energy Corp f/k/a Lakefield Ventures, Inc. (Company). All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2006 audited financial statements.

Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ended March 31, 2007.

Note 2	Going Concern

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $6,358,488 since its inception, and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

December 31, 2006

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

December 31, 2006

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

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of December 31, 2006, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting agreement with Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the nine months ended December 31, 2006, $90,000 in management fees were due to Minera Teles Pires Inc., of which $45,000 has been paid and $45,000 has been accrued in accordance with the agreement noted above.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 5	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand.

	December 31, 2006	March 31, 2006

November 15, 2005	$ 85,349	$ 84,317
December 01, 2005	19,343	19,109
January 06, 2006	102,398	101,151
July 14, 2006	103,975

	$ 311,065	$ 204,577

The promissory notes payable are unsecured and bear interest at 6% per annum. It is due on demand.

	December 31,	March 31,
	2006	2006

August 31, 2006	$ 150,000	$ 814

Note 6	Common Stock

Issuance of shares

During the three months ended December, 31, 2006, the Company issued 10,000,000 shares of common stock at a price of $.25 per share.

Cancellation of shares

The former President and former Director of the Company entered into an agreement with the Company to return his 20 million common shares which he beneficially owns back to treasury for cancellation.

Forward Stock Split

The Company affected a forward stock split of 2 common shares for each 1 share issued and outstanding. The merger and forward stock split became effective as of July 3, 2006. The total issued and outstanding common shares (post-split) is 84,425,600. All references in the accompanying financial statements to the number of common shares and the per share amounts have been restated to reflect the forward stock split.

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

Plan Of Operations And Cash Requirements

The exploration programs on both of our properties have been delayed due to the exploration permits not being granted by the controlling authorities. We expect these permits to be granted in early 2007. Consequently, expenditures are under projections. During the next twelve month period, we plan to complete a Phase 1 initial exploration program on the La Jara Mesa Property and the Rio Chubut Property. We anticipate that this program will cost $1.1 million as set forth below:

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

We incurred a loss of $257,175 for the nine month period ended December 31, 2006 compared to a loss of $2,518 for the nine month period ended December 31, 2005. As of December 31, 2006 we had working capital of $1,777,695 compared to a working capital deficiency of $227,507 as of March 31, 2006.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $2,000,000. Our current working capital will likely be sufficient to cover our estimated capital requirements during the next twelve month period, however, we may be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

There are no assurances that we will be able to obtain further funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Exploration and Development Costs

We have applied for a permit to start an exploration program in regards to our La Jara Mesa Property consisting of approximately 3200 metres (10,000 feet) of drilling planned (10 holes) and currently are awaiting approval of exploration permits. The drill program is designed to test for the extension of uranium mineralization defined at Laramide Resources’ La Jara Meza Deposit located on the south-western corner of the property. Depending on the results from the initial round of drilling, a second phase drilling program may follow in early 2007.

Our proposed budget is also expected to support a seismic refraction geophysical survey followed by a 5,000 meter (15,000 foot) drill program (40 drill holes) in regards to our Rio Chubut Property, which is designed to test for new uranium ore bodies in the central Chubut Province, Argentina which is adjacent to the Cerro Solo uranium deposit. We are also awaiting approval of exploration permits by Chubut regulatory officials.

Capital Expenditures

As of December 31, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

Employees

We have no employees. Our operations are conducted by management, all of whom are consultants. We do not expect any material changes in the number of employees over the next twelve month period. Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.  However, if we are successful in our initial and any subsequent drilling programs, we may retain additional employees.

RESULTS OF OPERATIONS

As at December 31, 2006, we had working capital of $1,777,695. Our interim consolidated financial statements report a net loss of $257,175 for the nine month period ended December 31, 2006 as compared to a net loss of $2,518 for the nine month period ended December 31, 2005. Our accumulated losses for the period from February 6, 2002, our date of inception, to December 31, 2006 was $6,358,488.

Our total liabilities as of December 31, 2006 were $599,848, as compared to total liabilities of $277,215 as at March 31, 2006.  The change was due to increases in notes payable and increased business activity.

Cash Flow Used in Operating Activities

Operating activities used cash of $449,937 for the nine months ended December 31, 2006 compared to generating $29,964 for the nine months ended December 31, 2005. The increase in cash used during the nine months ended December 31, 2006 was commensurate with the increase in our net loss.

Cash Flow Used in Investing Activities

Investing activities did not use or generate any cash during the nine months ended December 31, 2006 compared to using $30,000 for the nine months ended December 31, 2005. The decrease in cash used during the nine months ended December 31, 2006 resulted from a decrease in investing activities.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $2,788,464 for the nine months ended December 31, 2006 as compared to $nil for the nine months ended December 31, 2005. The increase in cash provided from financing activities for the nine months ended December 31, 2006 resulted from the sale of equity securities.

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

Going Concern

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown and the interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At December 31, 2006, we had not yet achieved profitable operations, had accumulated losses of $6,358,488 since our inception, and expect to incur further losses in the development of our business. These factors cast substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that our company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Basis of consolidation and presentation

The interim consolidated financial statements include the results of operations of all subsidiaries over which we hold a majority interest. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

Foreign Currency Translation

Our offices are located and we conduct operations outside of the United States of America. We maintain our accounting records in Argentinean Pesos as follows:

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $257,175 for the nine month period ended December 31, 2006, and cumulative losses of $6,358,488 to December 31, 2006. As of December 31, 2006 we had working capital of $1,777,695. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to December 31, 2006, we have incurred aggregate losses of approximately $6,358,488. Our loss from operations for the nine month period ended December 31, 2006 was $257,175. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 22, 2006, we closed a private placement of 4,000,000 units, with each unit consisting of one common share in the capital of our company, one half of one Series A common share purchase warrant and one half of one Series B common share purchase warrant, at a price of $0.25 per unit, for gross proceeds of $1,000,000, which was reported in our current report on Form 8-K filed on November 30, 2006.

On December 29, 2006, we closed a private placement of 6,000,000 units, with each unit consisting of one common share in the capital of our company, one half of one Series A common share purchase warrant and one half of one Series B common share purchase warrant, at a price of $0.25 per unit, for gross proceeds of $1,500,000, which was reported in our current report on Form 8-K filed on January 8, 2007.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 7, 2006, we entered into a Return to Treasury Agreement with Mr. Michael Iverson, a former director and the former President of our company, whereby Mr. Iverson agreed to cancel 20,000,000 shares of common stock in the capital of our company which he beneficially owned for the sole purpose of retiring such shares. Mr. Iverson returned the 20,000,000 shares to treasury and such shares were cancelled.

On December 14, 2006, Luis Goyzueta resigned as a director of our company.

On January 16, 2007, Brian Cole was appointed as a director of our company.

Item 6. Exhibits and Reports of Form 8-K.

Exhibit Number	Description
3.1	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
10.1	Consulting Agreement between our company and Minera Teles Pires Inc., dated September 27, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.2	Assignment Agreement between our company and International Mineral Resources Inc., dated September 22, 2005 incorporated by reference from our Current Report on Form 8-K filed on September 29, 2005
10.3

Option Agreement between International Mineral Resources Inc. and United Energy Metals S.A., dated September 21, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
31*	Section 302 Certification of Richard Bachman, dated February 20, 2007
32*	Section 906 Certification of Richard Bachman, dated February 20, 2007
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: /s/ Richard Bachman

Richard Bachman

President and Director

Dated: February 20, 2007

CW1066633.5