Form 10KSB
period 2007-03-31
UREX ENERGY CORP.
filed 2007-07-17
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  000-501191

UREX ENERGY CORP. (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0201259 (I.R.S. Employer Identification No.)
10580 N. McCarran Blvd., Building 115-208 Reno, Nevada (Address of principal executive offices)	89503 (Zip Code)

Issuer's telephone number 775.747.0667

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	[	]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

68,425,600 common shares at $0.23(1) = $15,737,888

(1) Average of bid and ask closing prices on July 11, 2007

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

84,425,600 common shares issued and outstanding as of July 11, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Urex" mean Urex Energy Corp., unless otherwise indicated.

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

Current Business

Since inception, we have been primarily engaged in the acquisition and exploration of uranium mining properties, but have not yet realized any revenues from our planned operations. Currently, we have two uranium prospects, the Rio Chubut Property located in the Chubut Province of Patagonia, Southern Argentina and the La Jara Mesa Property located in Cibola County, New Mexico.

On June 8, 2006, we completed an assignment agreement, dated September 22, 2005, entered into between the Company and International Mineral Resources Ltd., a company organized under the laws of the Turks & Caicos

Islands, whereby International Mineral Resources agreed to assign its right, title and interest in and to an option agreement entered into between International Mineral Resources and United Energy Metals S.A. to our company. The option agreement allows for the holder of the option to acquire 99.8% property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit, such property is known as the “Rio Chubut Property”. On December 7, 2005, International Mineral Resources exercised the option to acquire 99.8% of the equity in United Energy Metals. As consideration for the assignment of the option from International Mineral Resources to our company, we were required to issue 8,000,000 shares of our company to International Mineral Resources and pay $50,000.00 to International Mineral Resources, with International Mineral Resources retaining a 5% net smelter royalty in respect of the Rio Chubut Property.

Competitors

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Governmental Regulations

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

We have obtained applications for those licenses, permits and other authorizations currently required to conduct our explorations in Argentina.  In Argentina, business licenses for companies, and the acquisition and transfer of exploration and mining permits are all acquired subject to government approval.  Such approval may involve many levels of government (i.e. Federal, Provincial, County and/or City approval), and we cannot guarantee that all such approvals will be successfully obtained even where our option has been successfully exercised.  Moreover, even where business licenses are issued, there can be no guarantee that the transfer and/or acquisition of exploration and/or mining permits will be approved, nor can our company guarantee that such approvals will be obtained from all levels of government required for such approval.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in Argentina.  There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulation

Our company's exploration projects are subject to various federal, state and local laws and regulations governing protection of the environment, in the United States and in Argentina. These laws are continually changing and, as a general matter, are becoming more restrictive. Our company's policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate or may operate in the future could require additional capital expenditures and increased operating costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

In the preceding year, there were no material environmental incidents or non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $6,546,554 for the fiscal year ended March 31, 2007, and cumulative losses of $6,766,061 from inception to March 31, 2007. As of March 31, 2007 we had working capital of $1,359,101. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to March 31, 2007, we have incurred aggregate losses of approximately $6,766,061. Our loss from operations for the fiscal year ended March 31, 2007 was $6,546,554. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Item 2. Description of Property.

Office Space

Our executive and head offices are located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada. The office space is approximately 500 square feet and the monthly cost is $500. We also have an office at San Martin 1052, 3th Piso Of. 17, Ciudad Mendoz, Mendoza, Argentina. This office space is approximately 750 square fee and we pay a monthly cost of $1,000. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

La Jara Mesa Extension Property

In December 2005, we acquired a 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims (approximately 2,740 acres) in Grants Mining District, Cibola County, New Mexico. The La Jara Mesa Extension property lies adjacent to Laramide Resources Ltd.—La Jara Mesa and Melrich uranium deposits. Between 1950 and 1978, the Grants Mining District produced 135,891 tons of U3O8, which ranks it as one of the most prolific uranium districts in the United States.   We acquired the La Jara Mesa Extension mining claims through staking.

Property Description

The La Jara Mesa deposit lies on the southwest boundary of our company’s claim block and contains five separate areas which have a combined mineral inventory (drill indicated and inferred) of 1,133,310 tons at 0.30% eU3O8 containing 7,133,310 pounds of U3O8 utilizing a 15% diluted thickness/grade cutoff of 6 feet at 0.16% eU3O8 as defined by Homestake Mining Company in 1982. Investors are cautioned that mineral deposits on adjacent properties are not necessarily indicative of mineral deposits on our company’s properties.

The Melrich ore body, lies on the northeast boundary of our company’s claim block and is a north-south trending tabular unit containing an Indicated/Inferred/Potential resource of 1,045,500 tons at an undiluted grade of 0.154% eU3O8 for a total of 3,217,000 pounds of U3O8 when using a 0.08% eU3O8 cutoff per Homestake Mining Company. The ore body is approximately 2,600 feet in length, 500 feet in width, and has an average thickness of 11.8 feet.

Location

The La Jara Mesa deposit is located 18 kilometers northeast of Grants within the San Mateo Mountains in the Southern part of New Mexico, and has a near arid environment (10 inches annual rainfall). The mesa where the deposit occurs is 2440 meters to 2530 meters above sea level.

Local Geology

The uranium mineralization in the area occurs as tabular units within the Brushy Basin member of the Jurassic Morrison formation. The host sandstone is equivalent to the production zone at the Jackpile Mine operated by Anaconda to the east of the project area. The formation is near horizontal and is dry. The Jurassic Morrison formation's Brushy Basin host rock extends under our company’s claim block with drilled uranium reserves on the boundaries.

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

As the price of uranium rises, then the quantity of an economic resource increases. At $30/pound, the U.S. Energy Information Administrated reported the state of New Mexico held 84 million pounds of uranium oxide, grading 0.28/ton, as of Dec 31, 2004. However, at $50/pound uranium, that quantity would jump to 341 million pounds. The spread on the gross value of the uranium assets between those price levels is nearly $15 billion. As the spot price escalates, the economic reserves grow.

Rio Chubut Property

Our company’s Rio Chubut Property is comprised of 170,000 hectares, located adjacent to the Cerro Solo Uranium deposit.  This Uranium deposit is located in the Chubut Province of Patagonia, Southern Argentina. The exploration block is approximately 160 km x 195 km, and borders the Cerro Solo uranium deposit to both the North and South.

Property Acquisition

On September 22, 2005, we entered into an assignment agreement with International Mineral Resources Ltd., a company organized under the laws of the Turks & Caicos Islands, whereby International Mineral Resources agreed to assign its right, title and interest in and to an option agreement entered into between International Mineral Resources and United Energy Metals S.A to our company.   The option agreement allows for the holder of the option to acquire 99.8% of the equity in United Energy Metals, an Argentina company, which in turn holds a 100% interest in a commanding property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit.  On December 7, 2005, International Mineral Resources exercised the option to acquire 99.8% of the equity in United Energy Metals.  As consideration for the assignment of the option from International Mineral Resources to our company, we were required to issue 8,000,000 shares of our company to International Mineral Resources and pay $50,000.00 to International Mineral Resources, with International Mineral Resources retaining a 5% net smelter royalty in respect of the Rio Chubut Property.  The assignment agreement has been completed and we have acquired 99.8% of the equity in United Energy Metals.

Independent Review

We commissioned a review of the Rio Chubut Uranium Project, to evaluate the properties’ mineral potential for uranium, and prepare an independent appraisal report. The study, which was prepared by Brian Cole, P.Geo and dated September 23, 2005, is a combined historical document and data review as well as a report on direct observations made during a two-day field visit in June 2005.  A copy of such report was attached as Exhibit 99.2 to our Form 10-KSB filed on July 14, 2006.

Property Description and Location

The Rio Chubut Property in Chubut Province, Argentina is centered at:

Property Group	Latitude Centeroid	Longitude Centeroid	Aggregate Area (hectares)
Rio Chubut Project	43° 45’ S	68° 00’ W	170,000

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

Access, Infrastructure, Physiography and Climate

The centre of the project area lays 270km west of the provincial capital of Rawson (population 30,000), a small port city at the mouth of the Rio Chubut.  The regional airport serving Rawson is located in the nearby town of Trelew.  National Road 25 (NR 25), a paved road in sound condition, extends west from Rawson and bisects the project area.  A network of aggregate and dirt roads in good condition branch off NR 25 and either cut or touch upon any particular cateo, facilitating reasonable access in most cases.  The towns of Paso de Los Indios (population around 1,000) and Las Plumas (population around 500), located along NR 25 bracket the project area to the west and east, respectively.  A small hotel and restaurant exists in Paso de Los Indios.

Relief in the project area is low with elevation ranging between 200m and 650m above sea level.  Vegetation consists of low shrubs and related brush and grasses.  Climate is semi-arid and average annual temperature varies from 6°C to 14°C whereas minimum and maximum temperatures may range from -20°C to 40°C.  Although heavy snowfalls can occur, roads stay open most of the year.

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

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "URXE". The following quotations obtained from yahoo.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
March 31, 2007	$1.15	$0.55
December 31, 2006	$1.01	$0.60
September 30, 2006	$1.62	$0.71
June 30, 2006	$1.80	$1.00
March 31, 2006	$1.10	$0.60

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer of 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119 (Telephone: 702.361.3033; Facsimile: 702.) is the registrar and transfer agent for our common shares.

On July 11, 2007, the shareholders' list of our common shares showed 10 registered shareholders and 84,425,600 common shares issued and outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended March 31, 2007 that were not otherwise reported in a quarterly report filed on Form 10-QSB or in a current report filed on Form 8-K.

Equity Compensation Plan Information

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock. As of July 11, 2007, there were no options issued under our 2007 Stock Option Plan.

The following table provides a summary of the number of stock options granted under the 2007 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2007 Stock Option Plan, all as at March 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	2,000,000	N/A	2,000,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan Of Operations And Cash Requirements

The exploration programs on both of our properties have been delayed due to the exploration permits not being granted by the controlling authorities. We expect these permits to be granted in 2007. Consequently, expenditures are under projections. During the next twelve month period, we plan to complete a Phase 1 initial exploration program on the La Jara Mesa Property and the Rio Chubut Property. We anticipate that this program will cost $1.1 million as set forth below:

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

We incurred a loss of $6,546,554 for the fiscal year ended March 31, 2007 compared to a loss of $155,183 for the fiscal year ended March 31, 2006. As of March 31, 2007 we had working capital of $1,359,101 compared to a working capital deficiency of $177,507 as of March 31, 2006.

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

Exploration and Development Costs

We have applied for a permit to start an exploration program in regards to our La Jara Mesa Property consisting of approximately 3200 metres (10,000 feet) of drilling planned (10 holes) and currently are awaiting approval of exploration permits. The drill program is designed to test for the extension of uranium mineralization defined at Laramide Resources’ La Jara Meza Deposit located on the south-western corner of the property. Depending on the results from the initial round of drilling, a second phase drilling program may follow in 2007.

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

Capital Expenditures

As of March 31, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

RESULTS OF OPERATIONS

As at March 31, 2007, we had working capital of $1,359,101. Our interim consolidated financial statements report a net loss of $6,546,554 for the fiscal year ended March 31, 2007 as compared to a net loss of $155,183 for the fiscal year ended March 31, 2006. Our accumulated losses for the period from February 6, 2002, our date of inception, to March 31, 2007 was $6,766,061.

Our total liabilities as of March 31, 2007 were $482,983, as compared to total liabilities of $277,215 as at March 31, 2006.  The change was due to increases in notes payable and increased business activity.

Cash Flow Used in Operating Activities

Operating activities used cash of $887,714 for the fiscal year ended March 31, 2007, compared to using $120,497 for the fiscal year ended March 31, 2006. The increase in cash used during the fiscal year ended March 31, 2007 was commensurate with the increase in our net loss.

Cash Flow Used in Investing Activities

Investing activities did not use or generate any cash during the fiscal year ended March 31, 2007, compared to using $50,000 for the fiscal year ended March 31, 2006. The decrease in cash used during the fiscal year ended March 31, 2007 resulted from a decrease in investing activities.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $2,706,631 for the fiscal year ended March 31, 2007 as compared to $204,577 for the fiscal year ended March 31, 2006. The increase in cash provided from financing activities for the fiscal year ended March 31, 2007 resulted from the sale of equity securities.

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

Going Concern

We have suffered recurring losses from operations.  The continuation of our company as a going concern is dependent upon us attaining and maintaining profitable operations and raising additional capital.

Due to the uncertainty of our company’s ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended March 31, 2007, our company’s independent auditors included an explanatory paragraph regarding concerns about our company’s ability to continue as a going concern.

The continuation of our company’s business is dependent upon us raising additional financial support.  The issuance of additional equity securities by our company could result in a significant dilution in the equity interests of our company’s current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our company’s liabilities and future cash commitments.

There are no assurances that our company will be able to obtain further funds required for our continued operations.  As noted herein, we intend to pursue various financing alternatives to meet our immediate and long-term financial requirements.  There can be no assurance that additional financing will be available to our company when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.

Basis of consolidation and presentation

The consolidated financial statements include the results of operations of all subsidiaries over which we hold a majority interest. The results of operations of these companies are accounted for using the consolidated method of accounting. All material inter-company accounts and transactions have been eliminated.

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

NEW ACCOUNTING PRONOUNCEMENTS

Accounting changes and error corrections

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. We will adopt

SFAS 154 in the first quarter of fiscal year 2007 and do not expect it to have a material impact on our consolidated results of operations and financial condition.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. At this time, the Company is unable to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we are required to adopt it in the first quarter of fiscal year 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and are not currently in a position to determine such effects, if any.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We currently present such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to our consolidated financial statements.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by our company in the first quarter of fiscal year 2007. Our adoption of FAS 13-1 will not materially affect our consolidated results of operations and financial position.

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by our company in the first quarter of fiscal year 2007. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition

Instruments issued as employee compensation

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We do not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. We are currently evaluating what effects the adoption of SFAS 159 will have on our future results of operations and financial condition.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended March 31, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated July 13, 2007;

Consolidated Balance Sheets at March 31, 2007 and 2006;

Statements of Changes in Stockholders Equity for the period February 6, 2002 to March 31, 2007;

Statements of Operations for the years ended March 31, 2007 and 2006;

Statements of Cash Flows for the years ended March 31, 2007 and 2006; and

Notes to the Financial Statements.

UREX ENERGY CORP.

(F/K/A LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the year ended March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

UREX Energy Corp.:

We have audited the accompanying consolidated balance sheet of UREX Energy Corp. (hereinafter referred to as “the Company”) as of March 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2007 and 2006 and for the period from February 6, 2002 (inception) to March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UREX Energy Corp. as of March 31, 2007 and 2006 the results of its consolidated operations and cash flows for the years then ended and the period from February 6, 2002 (inception) to March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $6,766,061 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

July 13, 2007

CONSOLIDATED BALANCE SHEET
(Audited)

	March 31, 2007	March 31, 2006
ASSETS		
Current Assets		
Cash	$ 170,878	$ 34,572
Fund held in trust	1,665,773	136
Due from related party	5,433	15,000
Total current assets	1,842,084	49,708
Advance on assignment agreement	-	50,000
Total Assets	$ 1,842,084	$ 99,708
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable and accrued liabilities	$ 61,092	$ 50,138
Note payable to related party	22,500	22,500
Notes payable	399,391	204,577
Total current liabilities	482,983	277,215
Commitments and contingencies		
Stockholders' Equity		
Common stock, $.001 par value 300,000,000 shares authorized 84,425,600 shares issued and outstanding	84,426	39,213
Additional paid-in capital	8,057,574	2,787
Deficit accumulated during the exploration stage	(6,766,061)	(219,507)
Cumulative transaction gain (loss)	(16,838)	-
Total stockholders' equity	1,359,101	(177,507)
Total Liabilites and Stockholders' Equity	$ 1,842,084	$ 99,708

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1	Nature and Continuance of Operations

Urex Energy Corp, f/k/a Lakefield Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter into a development stage.

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $6,766,061 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. At March 31, 2007, the Company had a working capital of $1,359,101. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2	Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 – Page 2

Note 2	Summary of Significant Accounting Policies - (cont'd)

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Urex Energy Corp. and its wholly-owned subsidiary, United Energy Metals, Inc. All significant intercompany accounts and transactions have been eliminated.

Exploration Stage Company

The Company is an exploration stage company as defined in the Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. It is primarily engaged in the acquisition and exploration of mining properties. All losses accumulated since inception, have been considered as part of the Company’s exploration stage activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES, INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 – Page 3

Note 2	Summary of Significant Accounting Policies - (cont'd)

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Environmental Costs

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

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes" (SFAS 109). Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset will be recorded when it is more likely than not that it will be realized. Since the Company is in the exploration stage and has had continuous losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Foreign Currency Translation

The Company’s subsidiary is located and operates outside of the United States of America. It maintains its accounting records in Argentinean Pesos as follows:

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 - Page 4

Note 2	Summary of Significant Accounting Policies - (cont'd)

At the transaction date, each asset, liability, revenue and expense is recorded into Argentinean Pesos by the use of the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated into US dollars by using the exchange rate in effect at that date. Revenues and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive loss, a separate component on the balance sheets. The resulting foreign exchange transaction gains and losses are included in operations.

Recent Accounting Pronouncements

Accounting changes and error corrections

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company will adopt SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. At this time, the Company is unable to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 - Page 5

Note 2	Summary of Significant Accounting Policies - (cont'd)

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and f inancial condition and is not currently in a position to determine such effects, if any.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 - Page 6

Note 2	Summary of Significant Accounting Policies - (cont'd)

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

Instruments issued as employee compensation

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 - Page 5

Note 3	Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA. The Company plans to commence a drilling exploration program as soon as financing is arranged.

Note 4	Merger and acquisition

Urex Energy Corp.

The Company established a wholly owned subsidiary in the State of Nevada named Urex Energy Corp. (Urex) on June 8, 2006. Concurrently, the Company and Urex entered into an agreement and plan of merger whereby Urex and Lakefield agreed to be merged with and into Lakefield, with Lakefield remaining as the surviving company under the name "Urex Energy Corp."

The Company’s authorized capital was increased due to the merger from 150,000,000 common shares to 300,000,000 common shares, and included an additional authorized 10,000,000 preferred shares with par value of $0.001 per share.

United Energy Metals, SA

On September 22, 2005, the Company entered into an Assignment Agreement with International Mineral Resources Ltd. (IMR), whereby IMR assigned its right, title and interest in the Option Agreement entered between IMR and United Energy Metals, SA (UEM) to the Company. The Option Agreement allows for the holder of the option to acquire 99.8% of UEM, an Argentina company which in turn holds a 100% interest in a commanding property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit known as the “Rio Chubut” property. As consideration for the assignment of the Option from IMR to the Company, the Company was required to issue to IMR 8,000,000 common shares of the Company and pay IMR $50,000. Furthermore, IMR was to retain a 5% net smelter royalty.

The Company paid IMR $50,000 in January 2006 and issued 8,000,000 common shares of the Company to IMR in June 2006. This acquisition was recorded as a purchase of UEM. The value of UEM was determined as the consideration paid plus the fair market value of the shares issued. The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the balance recorded as goodwill. Because UEM has no proven mineral reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of acquisition.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 - Page 6

Note 5	Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of March 31, 2007, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month. During the year ended March 31, 2007, the Company incurred $120,000 in management fees from Minera Teles Pires Inc.

Note 6	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand.

	March 31, 2007	March 31, 2006

November 15, 2005	$ 88,456	$ 84,317
December 01, 2005	20,049	19,109
January 06, 2006	106,151	101,151
July 14, 2006	107,678	0

	$ 322,334	$ 204,577

During the year ended March 31, 2007, the subsidiary’s promissory notes payable of $70,300 incurred $3,515 of interest at 5%. The note is due on demand. At March 31, 2007, the amount outstanding on the note is $77,057.

On August 31, 2006, the Company entered into a promissory note in the amount payable of $150,000, which accrued interest at 5%. The note was due on demand. During the year ended March 31, 2007, the Company repaid the $150,000 promissory notes payable, including accrued interest of $4,537.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 - Page 7

Note 7	Common Stock

Issuance of shares

During the year ended March 31, 2007, the Company issued 10,000,000 shares of common stock at a price of $.25 per share for total proceeds of $2,500,000.

The Company issued 16,000,000 (post-split) common shares to IMR for acquisition of UEM.

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

Note 8	Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended March 31, 2007, the Company issued 16,000,000 common shares at $0.35 per share totaling $5,600,000 to IMR. During the year ended March 31, 2007, the Company cancelled 20,000,000 common shares at $0.001 per share totaling $20,000 by a director. These transactions were excluded from the statements of cash flows.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 - Page 8

Note 8	- Income Taxes

The provision (benefit) for income taxes from continued operations for the years ended March 31, 2007 and 2006 consists of the following:

	2007	2006
Current:
Federal		$-
Deferred:
Federal	(2,620,000)	(62,200)
Benefits from increase in valuation allowance	2,620,000	62,200
Benefit from income taxes	$-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. A blended rate of 40% is used for determining the tax effect for both federal and state taxes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2007

Net operating loss-carry forwards expiring between 2018 - 2025	$6,760,000
Depreciation and amortization	-
Other	-
Deferred income tax asset	$6,760,000

The net deferred tax assets and liabilities are comprised of the following:

2007

Deferred tax assets
Current	$-
Non-current	2,704,000
Less valuation allowance	(2,704,000)
Net deferred income tax asset	$-

In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not include a benefit from operating loss carry forwards.

UREX ENERGY CORP.

(f/k/a LAKEFIELD VENTURES INC.)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 - Page 9

Note 9	Subsequent Events

On April 22, 2007, the Company entered into an Agreement with New-Sense Geophysics Limited to carry out an airborne magnetic/spectrometer survey over the properties in Argentina. The total contract price is $327,512.

Mobilization/Demobilization	$20,000
Data collection and processing	307,512

$327,512

Payment schedule:
An initial payment due on signing	30% of contract value plus mobilization/demobilization (paid)

On completion of first production flight	30% of contract value
On completion of flying	30% of contract value
On delivery of final maps and reports	balance of contract value

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (who is also our Secretary) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2006, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	President and Director	52	September 28, 2005
Oscar Yoshitaka Yokoi	Director	51	November 8, 2006
Brian Cole	Director	51	January 16, 2007

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed.

Richard Bachman – President and Director

Mr. Bachman has been the President and a director of our company since September 28, 2005.  Mr. Bachman’s work experience includes 22 years working with Homestake Mining Company in various capacities ranging from exploration to mine operations. From 1995 to 1998, he was the Regional Geologist for Brazil where he directed a staff of 46 and was responsible for a $2.5 million annual exploration budget. He conducted a countrywide assessment that resulted in the acquisition of a one million hectare property in a 20 million ounce gold district in the Amazon.

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

Oscar Yoshitaka Yokoi - Director

Mr. Yokoi became a director of our company on November 8, 2006. Mr. Yokoi has over 29 years of mining and mineral exploration experience and received a Bachelors of Science in Geology (1977) from the University of Sao Paulo and a Masters of Arts in Business Administration (2003) from UNA Belo Horizonte. During his career, Mr. Yokoi was employed by BP Minerals, Brascan, Homestake Mining Company, Votorantim and JOGMEC and has consulted for CVRD, Placer Dome and Meridian Gold.

Brian Cole – Director

Mr. Cole became a director of our company on January 16, 2007. Mr. Cole is a Canadian Certified Professional Geologist with over 29 years of diverse mineral exploration experience in gold, uranium, base metals, and diamonds in many places of the world. Mr. Cole was a staff Geologist for Placer Dome Inc. over 11 years in Canada and East Africa. Following that, Mr. Cole was an Associate Partner in a consulting firm offering project management services and supervised the office in Ghana, West Africa for 3 years. Mr. Cole routinely consults for clients in North and South America and advises in matters of mineral exploration strategy, project management, quality controls, resource estimation, and regularly prepares qualifying reports for securities exchanges on the behalf of his clients. He currently resides in Brazil.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our director, executive officer and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Richard Bachman	2(1)(2)	1(1)(2)	Nil
Oscar Yoshitaka Yokoi	1(1)	Nil(1)	Nil
Brian Cole	1(1)	Nil(1)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Effective July 11, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;
(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal , provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Urex Energy Corp., 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada.

Nomination Process

As of July 11, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors our capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, consisting of Richard Bachman, Oscar Yoshitaka Yokoi and Brian Cole. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended December 31, 2006; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended March 31, 2007, 2006 and 2005, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Richard Bachman President(1)	2007 2006 2005	120,000 60,000(2) N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	120,000 60,000 N/A

(1)	Mr. Bachman was appointed our President on September 28, 2005.

(2)	Effective October 1, 2005, we began paying under a management consulting agreement with Mineral Teles Pires Inc., a company controlled by Mr. Bachman.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by our company.  As at the fiscal year ended March 31, 2007, $120,000 in management fee has been paid to Minera Teles Pires Inc.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock. As of July 11, 2007, no options were issued under our 2007 Stock Option Plan.

During the year ended March 31, 2007, we did not grant any options to purchase shares of our common stock and no stock options were exercised.

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard Bachman	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	Nil

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of July 11, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after July 11, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(2)	18.95%
Oscar Yoshitaka Yokoi Rua Bernardino De Lima, Peru	Nil	N/A
Brian Cole Alameda das Princesas – 570 Belo Horizonte, Minas Gerais Peru	Nil	N/A
International Mineral Resources Ltd.(3) c/o No. 1 Caribbean Place P.O. Box 97 Leeward Highway Providenciales Turks & Caicos Islands BWI	16,000,000(2)	18.95%
Directors and Executive Officers as a Group	16,000,000(2)	18.95%

(1)

Based on 84,425,600 shares of common stock issued and outstanding as of July 11, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

This figure includes 16,000,000 shares (post-split shares on a basis of two new for each one old share effective July 3, 2006) held by International Mineral Resources Ltd., of which Mr. Richard Bachman has sole voting and dispositive power of the 16,000,000 shares held by International Mineral Resources. Mr. Richard Bachman is the beneficial owner of IMR.

(3)

International Mineral Resources is a corporation organized under the laws of the Turks & Caicos Islands, BWI, and Mr. Bachman has sole voting and dispositive power of the 16,000,000 shares held by International Mineral Resources.

Equity Compensation Plan Information

This information can be found under Item 5 – "Market for Common Equity and Related Stockholder Matters."

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman. The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by our company. As at the fiscal year ended March 31, 2007, $120,000 in management fee has been paid to Minera Teles Pires Inc.

Our board of directors has determined that Oscar Yoshitaka Yokoi and Brian Cole are independent directors as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Annual Report:

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8*	Agreement with New-Sense Geophysics Limited
31*	Section 302 Certification of Richard Bachman, dated July 16, 2007
32*	Section 906 Certification of Richard Bachman, dated July 16, 2007
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our board of directors appointed Jewett, Schwartz & Associates as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Jewett, Schwartz & Associates for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended March 31, 2007 and 2006 were $12,300 and $12,300, respectively.

Audit Related Fees

For the fiscal year ended March 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Jewett, Schwartz & Associates relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $Nil and $Nil, respectively.

Tax Fees

For the fiscal year ended March 31, 2007 and 2006, the aggregate fees billed for tax compliance, by Jewett, Schwartz & Associates were $Nil and $Nil, respectively.

All Other Fees

For the fiscal year ended March 31, 2007 and 2006, the aggregate fees billed by Jewett, Schwartz & Associates for other non-audit professional services, other than those services listed above, totaled $Nil and $Nil, respectively.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Jewett, Schwartz & Associates and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Jewett, Schwartz & Associates .

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

/s/ Richard Bachman

By: Richard Bachman

President, Secretary and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Dated: July 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Bachman

By: Richard Bachman

President, Secretary and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Dated: July 16, 2007

/s/ Oscar Yoshitaka Yokoi

By: Oscar Yoshitaka Yokoi

Director

Dated: July 16, 2007

/s/ Brian Cole

By: Brian Cole

Director

Dated: July 16, 2007

CW1273649.2