Form 10QSB
period 2007-06-30
UREX ENERGY CORP.
filed 2007-08-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 84,425,600 shares of common stock issued and outstanding as of August 8, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

CW1336330.1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

CW1336330.1

Urex Energy Corporation

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2007

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$146,719	$170,878
Fund held in trust	1,455,101	1,665,773
Due from related party	6,478	5,433
Total current assets	1,608,298	1,842,084
Total Assets	$1,608,298	$1,842,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$49,469	$61,092
Note payable to related party	22,500	22,500
Notes payable	404,089	399,391
Total current liabilities	476,058	482,983
Commitments and contingencies
Stockholders' Equity
Common stock, $.001 par value 300,000,000 shares authorized
84,425,600 shares issued and outstanding	84,426	84,426
Additional paid-in capital	8,057,574	8,057,574
Deficit accumulated during the exploration stage	(7,004,543)	(6,766,061)
Cumulative transaction gain (loss)	(5,217)	(16,838)
Total stockholders' equity	1,132,240	1,359,101
Total Liabilities and Stockholders' Equity	$1,608,298	$1,842,084

The accompanying notes are an integral part of these financial statements.

CW1336330.1

Urex Energy Corporation

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006

and For the periods February 6, 2002 (Date of Inception) to June 30, 2007

(Unaudited)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from February 6,
	June 30, 2007	June 30, 2006	2002 (inception)
			to June 30, 2007

REVENUES	$-	$-	$-

OPERATING EXPENSES

Management fees	33,006	30,000	224,958
Professional fees	13,570	17,088	196,182
Consulting fees	-	10,000	278,996
Exploration costs	125,744	-	272,929
Interest on loans	4,697	2,513	30,177
Investor relation fees	53,803	-	129,577
Travel	-	-	36,266
General and administrative	9,109	1,663	104,694
Impairment of intangible asset	-	-	5,735,753

Total operating expenses	239,929	61,264	7,009,532

Loss from operations before interest income	(239,929)	(61,264)	(7,009,532)

Interest income	1,447	-	4,989

Net loss before provision for income taxes	(238,482)	(61,264)	(7,004,543)

Provision for income taxes	-	-	-

Net loss	(238,482)	(61,264)	(7,004,543)

Weighted average common shares outstanding -
Basic and diluted	84,426,000	41,147,000

Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

CW1336330.1

Urex Energy Corporation

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period February 6, 2002 (Date of Inception) to June 30, 2007

	Common Stock
	300,000,000 shares authorized		Additional Paid-in Capital			Total Shareholders' Equity
	Shares Issued	Par Value		Accumulated Deficit	Currency Translation
		$.001 per share
	-	$-	$-	$-	$-	$-
Shares issued at $0.001	33,420,000	33,420	(31,920)	-		1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-		15,500
Net loss	-	-	-	-		-
	67,954,000	$67,954	$(50,954)	$-	$-	$17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-		12,250
Net loss	-	-	-	(25,559)		(25,559)
	73,412,600	$73,413	$(44,163)	$(25,559)	$-	$3,691
Shares issued at $0.05	5,681,400	5,681	7,069			12,750
Net loss	-	-	-	(3,076)		(3,076)
	79,094,000	$79,094	$(37,094)	$(28,635)	$-	$13,365
Cancellation of shares	(668,400)	(668)	668	-		-
Net loss	-	-	-	(35,689)		(35,689)
	78,425,600	$78,426	$(36,426)	$(64,324)	$-	$(22,324)
Net loss	-	-	-	(155,183)		(155,183)
	78,425,600	$78,426	$(36,426)	$(219,507)	$-	$(177,507)
Shares issued for acquisition	16,000,000	16,000	5,584,000			5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000			2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000			-
Net loss for the period				(6,546,554)		(6,546,554)
Net change in foreign currency translation					(16,838)	(16,838)
	84,425,600	$84,426	$8,057,574	$(6,766,061)	$(16,838)	$1,359,101
Net loss for the period				(238,482)		(238,482)
Net change in foreign currency translation					11,621	11,621
	84,425,600	84,426	8,057,574	(7,004,543)	(5,217)	1,132,240

The accompanying notes are an integral part of these financial statements.

CW1336330.1

Urex Energy Corporation

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2007 and 2006

and For the periods February 6, 2002 (Date of Inception) to June 30, 2007

	Three Months	Three Months	For the Period
	Ended	Ended	from February 6,
	June 30, 2007	June 30, 2006	2002 (inception)
			to June 30, 2007
Cash Flows From Operating Activities
Net loss	$(238,482)	$(61,264)	$(7,004,543)
Amortization		-	2,500
Impairment of goodwill		-	5,735,753
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	(1,045)	(5,000)	(6,478)
(Increase) decrease in prepaid expense		(6,049)	-
Bank indebtedness		16,000	-
Increase (decrease) in accounts payable	(6,925)	30,657	(43,403)
Net cash used in operating activities	(246,452)	(25,656)	(1,316,171)
Cash Flows From Investing Activities
Option agreement	-	-	(2,500)
Website development		(7,021)	(7,021)
Assignment agreement advance	-	-	(50,000)
Net cash used in investing activities	-	(7,021)	(59,521)
Cash Flows From Financing Activities:
Proceeds from line of credit	-	-	-
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from notes payable	-	-	561,208
Repayment of notes payable	-	-	(150,000)
Notes payable	-	2,513	-
Notes payable to related party	-	-	22,500
Net cash provided by financing activities	-	2,513	2,975,708
Effect of Exchange Rate Changes on Cash	11,621	-	1,804
Cash held in trust	-		(1,665,773)
Cash released from trust during current period	210,672	-	210,672
	222,293	-	(1,453,297)
Increase (decrease) in cash and cash equivalents	(24,159)	(30,164)	146,719
Cash and Cash Equivalents, Beginning of Period	170,878	34,572	-
Cash and Cash Equivalents, End of Period	$146,719	$4,408	$146,719
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

CW1336330.1

Urex Energy Corporation

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006

and For the periods February 6, 2002 (Date of Inception) to June 30, 2007

(Unaudited)	- 7 -

The accompanying notes are an integral part of these financial statements.

CW1336330.1

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 1	Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2007 annual financial statements.

Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended March 31, 2008.

Note 2	Nature and Continuance of Operations

Urex Energy Corp, (the “Company”) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to its current name. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter into a development stage. The Company’s common shares are publicly traded on the OTC Bulletin Board.

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $7,004,543 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. At June 30, 2007, the Company had a working capital of $1,132,240. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its

CW1336330.1

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 – Page 2

Note 2	Summary of Significant Accounting Policies – (Cont’d)

Going Concern – (Cont’d)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Urex Energy Corp. and its wholly-owned subsidiary, United Energy Metals, Inc. All significant intercompany accounts and transactions have been eliminated

Exploration Stage Company

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

CW1336330.1

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 – Page 3

Note 2	Summary of Significant Accounting Policies - (cont'd)

Mineral Property Costs – (Cont’d)

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

CW1336330.1

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 - Page 4

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

CW1336330.1

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 – Page 5

Note 4	Merger and Acquisition – (cont’d)

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

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of June 30, 2007, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the period ended June 30, 2007, the Company incurred $30,000 in management fees from Minera Teles Pires Inc.

CW1336330.1

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 - Page 6

Note 6	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand.

	June 30, 2007	March 31, 2007

September 05, 2005	$ 77,936	$ 77,057
November 15, 2005	89,490	88,456
December 01, 2005	20,284	20,049
January 06, 2006	107,401	106,151
July 14, 2006	108,978	107,678

	$ 404,089	$ 399,391

During the year ended March 31, 2007, the Company repaid the $150,000 promissory notes payable entered into on August 31, 2006, with an accrued interest of $4,537.

Note 7	Airborne Magnetic/Spectrometer Survey

On April 22, 2007, the Company entered into an Agreement with New-Sense Geophysics Limited to carry out an airborne magnetic/spectrometer survey over the properties in Argentina. The total contract price is $327,512.

Mobilization/Demobilization	$20,000
Data collection and processing	307,512
------------
$327,512

Payment schedule:
An initial payment due on signing	30% of contract value
plus mobilization/demobilization
(paid)
On completion of first production flight	30% of contract value
On completion of flying	30% of contract value
On delivery of final maps and reports	balance of contract value

CW1336330.1

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

CW1336330.1

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

We incurred a net loss of $238,482 for the three month period ended June 30, 2007 compared to a net loss of $61,264 for the three month period ended June 30, 2006. As of June 30, 2007 we had working capital of $1,132,240 compared to a working capital of $1,359,101 as of March 31, 2007.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $2,000,000. Our current working capital will likely be sufficient to cover our estimated capital requirements during the next twelve month period, however, we may be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

CW1336330.1

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

Capital Expenditures

As of June 30, 2007, except as set out below, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

On April 22, 2007, we entered into an Agreement between our company and New-Sense Geophysics Limited whereby we engaged New-Sense Geophysics to carry out an airborne magnetic/spectrometer survey over certain of our properties in Argentina in consideration for installment payments of an aggregate of $327,512 to be paid on the completion of certain of the services in connection with the airborne magnetic/spectrometer survey.

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

RESULTS OF OPERATIONS

As at June 30, 2007, we had working capital of $1,132,240. Our interim consolidated financial statements report a net loss of $238,482 for the three month period ended June 30, 2007 as compared to a net loss of $61,264 for the three month period ended June 30, 2006. Our accumulated net loss for the period from February 6, 2002, our date of inception, to June 30, 2007 was $7,004,543.

Our total liabilities as of June 30, 2007 were $476,058, as compared to total liabilities of $482,983 as at March 31, 2007. The change was primarily due to a decrease in accounts payable and accrued liabilities.

CW1336330.1

Cash Flow Used in Operating Activities

Operating activities used cash of $246,452 for the three month period ended June 30, 2007, compared to using $25,656 for the three month period ended June 30, 2006. The increase in cash used during the three month period ended June 30, 2007 was primarily due to an increase in our net loss for the three month period ended June 30, 2007.

Cash Flow Used in Investing Activities

Investing activities did not use or generate any cash for the three month period ended June 30, 2007, compared to using $7,021 for the three month period ended June 30, 2006. The decrease in cash used during the three month period ended June 30, 2007 was due to a lack of investing activities during the three months ended June 30, 2007.

Cash Flow Provided by Financing Activities

Financing activities did not use or generate any cash for the three month period ended June 30, 2007 as compared to generating cash of $2,513 for the three month period ended June 30, 2006. The decrease in cash generated from financing activities for the three month period ended June 30, 2007 was due to a lack of financing activities for the period ended June 30, 2007.

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

CW1336330.1

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

CW1336330.1

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

CW1336330.1

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $238,482 for the three month period ended June 30, 2007, and cumulative losses of $7,004,543 from inception to June 30, 2007. As of June 30, 2007 we had working capital of $1,132,240. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

-	costs to bring each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
-	availability and costs of financing;
-	ongoing costs of production;
-	market prices for the minerals to be produced;
-	environmental compliance regulations and restraints; and
-	political climate and/or governmental regulation and control.

CW1336330.1

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

From inception through to June 30, 2007, we have incurred aggregate losses of approximately $7,004,543. Our loss from operations for the three month period ended June 30, 2007 was $238,482. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

CW1336330.1

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

CW1336330.1

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

CW1336330.1

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

CW1336330.1

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

As of June 30, 2007, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CW1336330.1

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

CW1336330.1

10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
31*	Section 302 Certification of Richard Bachman, dated February 15, 2007
32*	Section 906 Certification of Richard Bachman, dated February 15, 2007
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: /s/ Richard Bachman

Richard Bachman

President and Director

Dated: August 14, 2007

CW1336330.1