Form 10QSB
period 2007-09-30
UREX ENERGY CORP.
filed 2007-11-14
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-501191

UREX ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10580 N. McCarran Blvd., Building 115-208, Reno, Nevada 89503
(Address of principal executive offices)

775.747.0667
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 84,425,600 shares of common stock issued and outstanding as of November 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2007, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

     Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$22,579	$170,878
Funds held in trust	1,456,995	1,665,773
Due from related party	7,868	5,433
Total current assets	1,487,442	1,842,084

Total Assets	$1,487,442	$1,842,084

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$39,228	$61,092
Note payable to related party	22,500	22,500
Notes payable	408,813	399,391

Total current liabilities	470,541	482,983

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value 300,000,000 shares authorized
84,425,600 shares issued and outstanding	84,426	84,426
Additional paid-in capital	8,057,574	8,057,574
Deficit accumulated during the exploration stage	(7,119,446)	(6,766,061)
Cumulative transaction gain (loss)	(5,653)	(16,838)
Total stockholders' equity	1,016,901	1,359,101

Total Liabilities and Stockholders' Equity	$1,487,442	$1,842,084

The accompanying notes are an integral part of these financial statements

UREX ENERGY CORP
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2007 and 2006 and
For the period February 6, 2002 (Date of Inception) to September 30, 2007
(Unaudited)

	For the Three		For the Six		For the Period
	Months Ended		Months Ended		from February 6,
	September 30,		September 30,		2002 (inception)
	2007	2006	2007	2006	to Sep 30, 2007

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Management fees	32,964	35,226	65,970	65,936	257,922
Professional fees	14,628	39,121	28,198	56,207	210,810
Consulting fees	-	11,631	-	21,631	278,996
Exploration costs	24,721	33,730	150,465	34,842	297,650
Interest on loans	4,710	6,062	9,407	8,802	34,887
Investor relation fees	31,198	-	85,001	-	160,775
Travel	-	-	-	-	36,266
General and administrative	8,576	17,945	17,685	19,421	113,270
Impairment of intangible asset	-	-	-	5,662,012	5,735,753

Total operating expenses	116,797	143,715	356,726	5,868,851	7,126,329

Loss from operations before interest	(116,797)	(143,715)	(356,726)	(5,868,851)	(7,126,329)
income

Interest income	1,894	-	3,341	-	6,883

Net loss before provision for income	(114,903)	(143,715)	(353,385)	(5,868,851)	(7,119,446)
taxes

Provision for income taxes	-	-	-	-	-

Net loss	(114,903)	(143,715)	(353,385)	(5,868,851)	(7,119,446)

Weighted average common shares
outstanding -
Basic and diluted	84,426,000	94,425,600	84,426,000	94,425,600

Net loss per share – basic and
diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period February 6, 2002 (Date of Inception) to September 30, 2007

	Common Stock
	300,000,000 shares authorized
		Par Value	Additional			Total
	Shares	$.001	Paid-in	Accumulated	Currency	Shareholders'
	Issued	per share	Capital	Deficit	Translation	Equity

BALANCE, FEBRUARY 2, 2002 (INCEPTION)	-	$-	$-	$-	$-	$-
Shares issued at $0.001	33,420,000	33,420	(31,920)	-		1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-		15,500
Net loss	-	-	-	-		-

BALANCE, MARCH 31, 2002	67,954,000	$67,954	$(50,954)	$-	$-	$17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-		12,250
Net loss	-	-	-	(25,559)		(25,559)

BALANCE, MARCH 31, 2003	73,412,600	$73,413	$(44,163)	$(25,559)	$-	$3,691
Shares issued at $0.05	5,681,400	5,681	7,069			12,750
Net loss	-	-	-	(3,076)		(3,076)

BALANCE, MARCH 31, 2004	79,094,000	$79,094	$(37,094)	$(28,635)	$-	$13,365
Cancellation of shares	(668,400)	(668)	668	-		-
Net loss	-	-	-	(35,689)		(35,689)

BALANCE, MARCH 31, 2005	78,425,600	$78,426	$(36,426)	$(64,324)	$-	$(22,324)
Net loss	-	-	-	(155,183)		(155,183)

BALANCE, MARCH 31, 2006	78,425,600	$78,426	$(36,426)	$(219,507)	$-	$(177,507)
Shares issued for acquisition	16,000,000	16,000	5,584,000			5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000			2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000			-
Net loss for the period				(6,546,554)		(6,546,554)
Net change in foreign currency translation					(16,838)	(16,838)

BALANCE, MARCH 31, 2007	84,425,600	$84,426	$8,057,574	$(6,766,061)	$(16,838)	$1,359,101

Net loss for the period				(353,385)		(353,385)
Net change in foreign currency translation					11,185	11,185

BALANCE, SEPTEMBER 30, 2007	84,425,600	84,426	8,057,574	(7,119,446)	(5,653)	1,016,901

The accompanying notes are an integral part of these financial statements

     UREX ENERGY CORP
. (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three and six months ended September 30, 2007 and 2006, and
For the period February 6, 2002 (Date of Inception) to September 30, 2007

			For the Period
	Six Months	Six Months	from
	Ended	Ended	February 6,
	September 30,	September 30,	2002 (inception)
	2007	2006	to Sep 30, 2007
Cash Flows From Operating Activities
Net loss	$(353,385)	$(5,868,851)	$(7,119,446)
Amortization	-	-	2,500
Impairment of goodwill	-	5,662,012	5,735,753
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	(2,435)	15,000	(7,868)
(Increase) decrease in prepaid expense	-	(9,437)	-
Increase (decrease) in accounts payable	(12,442)	13,436	(48,920)

Net cash used in operating activities	(368,262)	(187,840)	(1,437,981)

Cash Flows From Investing Activities
Option agreement	-	-	(2,500)
Website development	-		(7,021)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	-	-	(59,521)

Cash Flows From Financing Activities:
Proceeds from line of credit	-	-	-
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from notes payable	-	263,505	561,208
Repayment of notes payable	-	(2,366)	(150,000)
Notes payable to related party	-	-	22,500

Net cash provided by financing activities	-	261,139	2,975,708

Effect of Exchange Rate Changes on Cash	11,185	-	1,368
Cash held in trust	-		(1,665,773)
Cash released from trust during current period	208,778	-	208,778
	219,963	-	(1,455,627)

Increase (decrease) in cash and cash equivalents	(148,299)	73,299	22,579

Cash and Cash Equivalents, Beginning of Period	170,878	34,572	-

Cash and Cash Equivalents, End of Period	$22,579	$107,871	$22,579

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are a integral part of these financial statements

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Note 1	Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2007 annual financial statements.

Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended March 31, 2008.

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

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $7,119,446 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. At September 30, 2007, the Company had a working capital of $1,016,901. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 – Page 2

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
September 30, 2007 – Page 3

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
September 30, 2007 - Page 4

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
September 30, 2007 – Page 5

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

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of September 30, 2007, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the period ended September 30, 2007, the Company incurred $60,000 in management fees from Minera Teles Pires Inc.

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 - Page 6

Note 6	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand.

	September 30,	March 31,
	2007	2007

September 05, 2005	$78,820	$77,057
November 15, 2005	90,531	88,456
December 01, 2005	20,520	20,049
January 06, 2006	108,658	106,151
July 14, 2006	110,284	107,678

	$408,813	$399,391

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Corporate History

     We were incorporated in Nevada on February 6, 2002 under the name of Lakefield Ventures Inc. Effective June 2, 2006, we increased our authorized common stock from 50,000,000 shares, par value $0.001, to 150,000,000 shares, par value $0.001, and we effected a 11.4 for one (1) forward stock split of our issued and outstanding common stock. Effective July 3, 2006, we changed our name from “Lakefield Ventures Inc.” to “Urex Energy Corp.” as a result of a merger with Urex Energy Corp., our wholly-owned subsidiary that was incorporated solely to effect the name change. In addition, on July 3, 2006, we effected a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, we are authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

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

Plan Of Operations And Cash Requirements

     The exploration programs on both of our properties have been delayed due to the exploration permits not being granted by the controlling authorities. Subsequent to the three month period ended September 30, 2007, on November 2, 2007, we obtained exploration permits from mining officials in Argentina. We are still awaiting exploration permits for our La Jara Mesa Property located in New Mexico. Consequently, expenditures are under projections. During the next twelve month period, we plan to complete a Phase 1 initial exploration program on the La Jara Mesa Property and the Rio Chubut Property. We anticipate that this program will cost $1.1 million as set forth below:

La Jara Mesa Extension: Proposed Exploration Expenditures ($USD)

Salaries & Wages	$40,000
Consulting and Technical Services	$50,000
Surface work	$265,000
Environmental	$10,000
Property Costs	$24,000
Administrative & General	$34,000
Machinery expense	$24,000
TOTAL	$447,000

Rio Chubut: Proposed Exploration Expenditures ($USD)

Salaries & Wages	$40,000
Consulting and Technical Services	$170,000
Surface work	$360,000
Environmental	$10,000
Property Costs	$15,000
Administrative & General	$34,000
Machinery expense	$24,000
TOTAL	$653,000

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

     We incurred a net loss of $353,385 for the six month period ended September 30, 2007 compared to a net loss of $5,868,851 for the six month period ended September 30, 2006. As of September 30, 2007 we had working capital of $1,016,901 compared to a working capital of $1,359,101 as of March 31, 2007.

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

     Our proposed budget is also expected to support a seismic refraction geophysical survey followed by a 5,000 meter (15,000 foot) drill program (40 drill holes) in regards to our Rio Chubut Property, which is designed to test for new uranium ore bodies in the central Chubut Province, Argentina which is adjacent to the Cerro Solo uranium deposit. Subsequent to the three month period ended September 30, 2007, on November 2, 2007, we obtained exploration permits from mining officials in Argentina. We intend to begin our exploratory program on our Rio Chubut Property during November 2007.

Capital Expenditures

     As of September 30, 2007, except as set out below, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

RESULTS OF OPERATIONS

     As at September 30, 2007, we had working capital of $1,016,901. Our interim consolidated financial statements report a net loss of $353,385 for the six month period ended September 30, 2007 as compared to a net loss of $5,868,851 for the six month period ended September 30, 2006. Our accumulated net loss for the period from February 6, 2002, our date of inception, to September 30, 2007 was $7,119,446.

     Our total liabilities as of September 30, 2007 were $470,541, as compared to total liabilities of $482,983 as at March 31, 2007. The change was primarily due to a decrease in accounts payable and accrued liabilities.

Cash Flow Used in Operating Activities

     Operating activities used cash of $368,262 for the six month period ended September 30, 2007, compared to using $187,840 for the six month period ended September 30, 2006. The increase in cash used during the six month period ended September 30, 2007 was primarily due to an increase in our net loss, excluding the impairment to goodwill, for the six month period ended September 30, 2007.

Cash Flow Used in Investing Activities

     Investing activities did not use or generate any cash for the six month period ended September 30, 2007, compared to using $nil for the six month period ended September 30, 2006.

Cash Flow Provided by Financing Activities

     Financing activities did not use or generate any cash for the six month period ended September 30, 2007, compared to generating cash of $261,139 for the six month period ended September 30, 2006. The decrease in cash generated from financing activities for the six month period ended September 30, 2007 was due to a lack of financing activities for the period ended September 30, 2007.

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

     Due to the uncertainty of our company’s ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2007, our company’s independent auditors included an explanatory paragraph regarding concerns about our company’s ability to continue as a going concern.

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

Mineral Property Costs

     Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, we will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, we have not established any proven reserves on its mineral properties.

Environmental Costs

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our company’s commitments to plan of action based on the then known facts.

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

NEW ACCOUNTING PRONOUNCEMENTS

Accounting changes and error corrections

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An

Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. We adopted SFAS 154 in the first quarter of fiscal year 2007 and do not expect it to have a material impact on our consolidated results of operations and financial condition.

Fair value measurements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by our company in the first quarter of fiscal year 2009. At this time, we are unable to determine the effect that our adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

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

Instruments issued as employee compensation

     FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a) There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We do not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for our company beginning in fiscal 2009. We are currently evaluating what effects the adoption of SFAS 159 will have on our future results of operations and financial condition.

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

     To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $353,385 for the six month period ended September 30, 2007, and cumulative losses of $7,119,446 from inception to September 30, 2007. As of September 30, 2007 we had working capital of $1,016,901. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

  costs to bring each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

  availability and costs of financing;

  ongoing costs of production;

  market prices for the minerals to be produced;

  environmental compliance regulations and restraints; and

  political climate and/or governmental regulation and control.

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

     From inception through to September 30, 2007, we have incurred aggregate losses of approximately $7,119,446. Our net loss for the six month period ended September 30, 2007 was $353,385. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

The Financial Industry Regulatory Authority, or FNRA, sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

     In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

     As of September 30, 2007, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

Exhibit
Number	Description

3.1	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10- SB filed on February 27, 2003

3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006

3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006

3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006

3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006

3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006

3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006

10.1	Consulting Agreement between our company and Minera Teles Pires Inc., dated September 27, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.2	Assignment Agreement between our company and International Mineral Resources Inc., dated September 22, 2005 incorporated by reference from our Current Report on Form 8-K filed on September 29, 2005

10.3	Option Agreement between International Mineral Resources Inc. and United Energy Metals S.A., dated September 21, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007

31*	Section 302 Certification of Richard Bachman, dated November 13, 2007

32*	Section 906 Certification of Richard Bachman, dated November 13, 2007

99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: /s/ Richard Bachman
Richard Bachman
President and Director

Dated: November 14, 2007