Form 10QSB
period 2007-12-31
UREX ENERGY CORP.
filed 2008-02-14
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 84,425,600 shares of common stock issued and outstanding as of February 1, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim consolidated financial statements for the quarter ended December 31, 2007, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

     Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$211,988	$170,878
Funds held in trust	1,158,744	1,665,773
Due from related party	-	5,433
Total current assets	1,370,732	1,842,084

Total Assets	$1,370,732	$1,842,084

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$23,762	$61,092
Due to related party	219	-
Note payable to related party	22,500	22,500
Notes payable	413,550	399,391

Total current liabilities	460,031	482,983

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value 300,000,000 shares authorized
84,425,600 shares issued and outstanding	84,426	84,426
Additional paid-in capital	8,057,574	8,057,574
Deficit accumulated during the exploration stage	(7,224,817)	(6,766,061)
Cumulative transaction gain (loss)	(6,482)	(16,838)
Total stockholders' equity	910,701	1,359,101

Total Liabilites and Stockholders' Equity	$1,370,732	$1,842,084

UREX ENERGY CORP
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2007 and 2006 and
For the period February 6, 2002 (Date of Inception) to December 31, 2007
(Unaudited)

	For the Three		For the Nine		For the Period
	Months Ended		Months Ended		from February 6,
	December 31,		December 31,		2002 (inception)
	2007	2006	2007	2006	to Dec 31, 2007

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Management fees	33,011	33,629	98,981	99,039	290,933
Professional fees	9,756	86,576	37,954	142,938	220,566
Consulting fees	-	52,965	-	75,089	278,996
Exploration costs	16,366	44,952	166,831	86,399	314,016
Interest on loans	4,736	6,738	14,143	8,535	39,623
Investor relation fees	31,679	-	116,680	-	192,454
Travel	-	-	-	-	36,266
General and administrative	11,572	32,992	29,257	52,795	124,842
Impairment of intangible asset	-	(677)	-	5,661,335	5,735,753

Total operating expenses	107,120	257,175	463,846	6,126,130	7,233,449

Loss from operations before interest income	(107,120)	(257,175)	(463,846)	(6,126,130)	(7,233,449)

Interest income	1,749	-	5,090	-	8,632

Net loss before provision for income taxes	(105,371)	(257,175)	(458,756)	(6,126,130)	(7,224,817)

Provision for income taxes	-	-	-	-	-

Net loss	(105,371)	(257,175)	(458,756)	(6,126,130)	(7,224,817)

Weighted average common shares outstanding -
Basic and diluted	84,426,000	88,055,870	84,426,000	88,279,727

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

UREX ENERGY CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period February 6, 2002 (Date of Inception) to December 31, 2007

	Common Stock
	300,000,000 shares authorized		Additional			Total
	Shares	Par Value	Paid-in	Accumulated	Currency	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Translation	Equity

BALANCE, FEBRUARY 2, 2002 (INCEPTION)	-	$-	$-	$-	$-	$-
Shares issued at $0.001	33,420,000	33,420	(31,920)	-		1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-		15,500
Net loss	-	-	-	-		-

BALANCE, MARCH 31, 2002	67,954,000	$67,954	$(50,954)	$-	$-	$17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-		12,250
Net loss	-	-	-	(25,559)		(25,559)

BALANCE, MARCH 31, 2003	73,412,600	$73,413	$(44,163)	$(25,559)	$-	$3,691
Shares issued at $0.05	5,681,400	5,681	7,069			12,750
Net loss	-	-	-	(3,076)		(3,076)

BALANCE, MARCH 31, 2004	79,094,000	$79,094	$(37,094)	$(28,635)	$-	$13,365
Cancellation of shares	(668,400)	(668)	668	-		-
Net loss	-	-	-	(35,689)		(35,689)

BALANCE, MARCH 31, 2005	78,425,600	$78,426	$(36,426)	$(64,324)	$-	$(22,324)
Net loss	-	-	-	(155,183)		(155,183)

BALANCE, MARCH 31, 2006	78,425,600	$78,426	$(36,426)	$(219,507)	$-	$(177,507)
Shares issued for acquisition	16,000,000	16,000	5,584,000			5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000			2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000			-
Net loss for the period				(6,546,554)		(6,546,554)
Net change in foreign currency translation					(16,838)	(16,838)

BALANCE, MARCH 31, 2007	84,425,600	$84,426	$8,057,574	$(6,766,061)	$(16,838)	$1,359,101

Net loss for the period				(458,756)		(458,756)
Net change in foreign currency translation					10,356	10,356

BALANCE, DECEMBER 31, 2007	84,425,600	$84,426	$8,057,574	$(7,224,817)	$(6,482)	$910,701

UREX ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2007 and 2006, and
For the period February 6, 2002 (Date of Inception) to December 31, 2007

	Nine Months	Nine Months	For the Period
	Ended	Ended	from February 6,
	December 31, 2007	December 31, 2006	2002 (inception)
			to Dec 31, 2007
Cash Flows From Operating Activities
Net loss	$(458,756)	$(6,126,130)	$(7,224,817)
Amortization	-	-	2,500
Impairment of goodwill	-	5,661,335	5,735,753
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	5,433	(19,185)	(2,435)
(Increase) decrease in prepaid expense	-	(136)	-
Increase (decrease) in accounts payable	(22,952)	34,179	(71,872)

Net cash used in operating activities	(476,275)	(449,937)	(1,560,871)

Cash Flows From Investing Activities
Option agreement	-	-	(2,500)
Website development	-		(7,021)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	-	-	(59,521)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	2,500,000	2,542,000
Proceeds from notes payable	-	288,464	561,208
Repayment of notes payable	-	-	(150,000)
Notes payable to related party	-	-	22,500

Net cash provided by financing activities	-	2,788,464	2,975,708

Effect of Exchange Rate Changes on Cash	10,356	-	15,416
Cash held in trust	-		(1,665,773)
Cash released from trust during current period	507,029	-	507,029
	517,385	-	(1,143,328)

Increase in cash and cash equivalents	41,110	2,338,527	211,988

Cash and Cash Equivalents, Beginning of Period	170,878	34,572	-

Cash and Cash Equivalents, End of Period	$211,988	$2,373,099	$211,988

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2007 annual financial statements. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ended March 31, 2008.

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

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $7,224,817 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. At December 31, 2007, the Company had a working capital of $910,701. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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
December 31, 2007

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
December 31, 2007

Note 2	Summary of Significant Accounting Policies - (cont'd)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti- dilutive.

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

Since September 2005, the Company has controlled the Rio Chubut Property located in the Chubut Province of Patagonia, Southern Argentine and consisting of 170,000 hectares of mineral property. Subsequent to December 31, 2007, the Company has commenced an exploration drilling program on the Cerro Solo portion of the Rio Chubut Property with an estimated cost of $250,000.

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

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 4	Merger and Acquisition- (cont'd)

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

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of December 31, 2007, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the period ended December 31, 2007, the Company incurred $90,000 in management fees from Minera Teles Pires Inc.

Note 6	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand.

	December 31,	March 31,
	2007	2007

September 05, 2005	$79,706	$77,057
November 15, 2005	91,574	88,456
December 01, 2005	20,758	20,049
January 06, 2006	109,918	106,151
July 14, 2006	111,594	107,678

	$413,550	$399,391

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 6	Promissory Notes Payable- (cont'd)

During the year ended March 31, 2007, the Company repaid the $150,000 promissory notes payable entered into on August 31, 2006, with an accrued interest of $4,537.

Note 7	Airborne Magnetic/Spectrometer Survey

On April 22, 2007, the Company entered into an Agreement with New-Sense Geophysics Limited to carry out an airborne magnetic/spectrometer survey over selected properties in Argentina. The total contract price is $327,512. The airborne geophysical survey was completed subsequent to December 31, 2007 and Company is currently in negotiations to reduce the balance of the contract.

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

Plan Of Operations And Cash Requirements

     On November 2, 2007, we obtained exploration permits from mining officials in Argentina. An airborne geophysical survey has been completed and field mapping and drilling has commenced on the Argentine properties. We are still awaiting exploration permits for our La Jara Mesa Property located in New Mexico. Consequently, expenditures are under projections. During the next twelve month period, we plan to complete a Phase 1 initial exploration program on the La Jara Mesa Property and the Rio Chubut Property. We anticipate that this program will cost $1.1 million as set forth below:

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

     We incurred a net loss of $458,756 for the nine month period ended December 31, 2007 compared to a net loss of $6,126,130 for the nine month period ended December 31, 2006. As of December 31, 2007 we had working capital of $910,701 compared to a working capital of $1,359,101 as of March 31, 2007.

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

     Our proposed budget is also expected to support an airborne magnetic and radiometric geophysical survey followed by a 5,000 meter (15,000 foot) drill program (40 drill holes) in regards to our Rio Chubut Property, which is designed to test for new uranium ore bodies in the central Chubut Province, Argentina. On November 2, 2007, we obtained exploration permits from mining officials in Argentina. We began our exploratory program on our Rio Chubut Property during November 2007.

Capital Expenditures

     As of December 31, 2007, except as set out below, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

     On April 22, 2007, we entered into an agreement with New-Sense Geophysics Limited whereby we engaged New-Sense Geophysics to carry out an airborne magnetic/spectrometer survey over certain of our properties in Argentina in consideration for installment payments of an aggregate of $327,512 to be paid on the completion of certain of the services in connection with the airborne magnetic/spectrometer survey. The airborne geophysical survey was completed subsequent to December 31, 2007 and we are currently in negotiations to reduce the balance of the amount owing to New-Sense Geophysics under the agreement.

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

RESULTS OF OPERATIONS

     As at December 31, 2007, we had working capital of $910,701. Our interim consolidated financial statements report a net loss of $458,756 for the nine month period ended December 31, 2007 as compared to a net loss of $6,126,130 for the nine month period ended December 31, 2006. Our accumulated net loss for the period from February 6, 2002, our date of inception, to December 31, 2007 was $7,224,817.

     Our total liabilities as of December 31, 2007 were $460,031, as compared to total liabilities of $482,983 as at March 31, 2007. The change was primarily due to a decrease in accounts payable and accrued liabilities.

Cash Flow Used in Operating Activities

     Operating activities used cash of $476,275 for the nine month period ended December 31, 2007, compared to using $449,937 for the nine month period ended December 31, 2006. The increase in cash used during the nine month period ended December 31, 2007 was primarily due to an increase in our net loss, excluding the impairment to goodwill, for the nine month period ended December 31, 2007.

Cash Flow Used in Investing Activities

     Investing activities did not use or generate any cash for the nine month period ended December 31, 2007, compared to using $nil for the nine month period ended December 31, 2006.

Cash Flow Provided by Financing Activities

     Financing activities did not use or generate any cash for the nine month period ended December 31, 2007, compared to generating cash of $2,788,464 for the nine month period ended December 31, 2006. The decrease in cash generated from financing activities for the nine month period ended December 31, 2007 was due to a lack of financing activities for the period ended December 31, 2007.

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

     To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $458,756 for the nine month period ended December 31, 2007, and cumulative losses of $7,224,817 from inception to December 31, 2007. As of December 31, 2007 we had working capital of $910,701. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

     From inception through to December 31, 2007, we have incurred aggregate losses of approximately $7,224,817. Our net loss for the nine month period ended December 31, 2007 was $458,756. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

     Our constating documents authorize the issuance of 300,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Trading of our stock may be restricted by the SEC’s "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

     The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

Item 3. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in theSEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President (who is also our Secretary) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of December 31, 2007, the end of the three month period covered by this report, our President (who is also our Secretary) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007

31*	Section 302 Certification of Richard Bachman, dated February 14, 2008

32*	Section 906 Certification of Richard Bachman, dated February 14, 2008

99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: /s/ Richard Bachman
Richard Bachman
President and Director

Dated: February 14, 2008