Form 10KSB/A
period 2007-03-31
UREX ENERGY CORP.
filed 2008-04-04
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB /A
(Amendment No. 1)

(Mark One)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  000-50191

UREX ENERGY CORP. (name of small business issuer in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10580 N. McCarran Blvd., Building 115-208 Reno, Nevada	89503
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 775.747.0667

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes [ x ]	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ x ]

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

84,425,600 common shares issued and outstanding as of July 11, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

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

Corporate History

We were incorporated in Nevada on February 6, 2002 under the name of Lakefield Ventures Inc. Effective June 2, 2006, we increased our authorized common stock from 50,000,000 shares, par value $0.001, to 150,000,000 shares, par value $0.001, and we effected a 11.4 for one (1) forward stock split of our issued and outstanding common stock. Effective July 3, 2006, we changed our name from "Lakefield Ventures Inc." to "Urex Energy Corp." as a result of a merger with Urex Energy Corp., our wholly-owned subsidiary that was incorporated solely to effect the name change. In addition, on July 3, 2006, we effected a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock.

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

On June 8, 2006, we completed an assignment agreement, dated September 22, 2005, entered into between the Company and International Mineral Resources Ltd., a company organized under the laws of the Turks & Caicos

Islands, whereby International Mineral Resources agreed to assign its right, title and interest in and to an option agreement entered into between International Mineral Resources and United Energy Metals S.A. to our company. The option agreement allows for the holder of the option to acquire 99.8% property position of 170,000 hectares. On December 7, 2005, International Mineral Resources exercised the option to acquire 99.8% of the equity in United Energy Metals. As consideration for the assignment of the option from International Mineral Resources to our company, we were required to issue 8,000,000 shares of our company to International Mineral Resources and pay $50,000.00 to International Mineral Resources, with International Mineral Resources retaining a 5% net smelter royalty in respect of the Rio Chubut Property.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $6,546,554 for the fiscal year ended March 31, 2007, and cumulative losses of $6,766,061 from inception to March 31, 2007. As of March 31, 2007 we had working capital of $1,359,101. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company's operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our company will be subject to operating hazards and risks which may adversely affect our company's financial condition.

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

Our company's activities will be subject to environmental and other industry regulations which could have an adverse effect on the financial condition of our company.

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

Our current property interests are located in North and South America, and the current and future economic, political and social conditions, as well as the governmental policies of the respective jurisdictions, could have an adverse effect on our company's overall financial condition and ability to general revenues.

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

Competition may have an adverse impact on our company's ability to acquire suitable mineral properties, which may have an adverse impact on our company's operations.

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

Our company's success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in our company's growth and success. We do not have key man insurance in place in respect of any of our senior officers or personnel and we do not anticipate obtaining such insurance in the near future. The loss of the service of members of our management and certain key employees could have a material adverse effect on our company. In particular, the success of our company is highly dependant upon the efforts of our president and director, Mr. Richard Bachman, the loss of whose services would have a material adverse effect on the success and development of our company.

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

Trading of our stock may be restricted by the Securities and Exchange Commissions' "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

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

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

La Jara Mesa Extension Property

The La Jara Mesa Extension uranium property consists of 137 unpatented mining claims in Grants Mining District, Ciboloa County, New Mexico. The ore body is approximately 2,600 feet in length, 500 feet in width, and has an average thickness of 11.8 feet. Between 1950 and 1978, the Grants Mining District produced 135,891 tons of U3O8, which ranks it as one of the most prolific uranium districts in the United States.

Property Acquisition

In December 2005, we acquired a 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims (approximately 2,740 acres) in Grants Mining District, Cibola County, New Mexico. We acquired the La Jara Mesa Extension property We acquired the La Jara Mesa Extension property, which consists of 137 unpatented federal mining claims, through staking. An unpatented mining claim provides the owner with the rights to all locatable minerals as defined by the 1872 Mining Law. An annual claim fee of $125 per claim is due by September 1 of each year in order to maintain the claim in good standing.

Property Description

The formation is near horizontal and is dry. The uranium mineralization in the area occurs as tabular units within the Brushy Basin member of the Jurassic Morrison formation. The La Jara Mesa deposit, which is owned by Laramide Resources, lies on the southwest boundary of our company’s claim block and contains five separate mineralized areas. Investors are cautioned that mineral deposits on adjacent properties are not necessarily indicative of mineral deposits on our company’s properties.

Location

The La Jara Mesa deposit is located 18 kilometers northeast of Grants within the San Mateo Mountains in the Southern part of New Mexico, and has a near arid environment (10 inches annual rainfall). The mesa where the deposit occurs is 2440 meters to 2530 meters above sea level.

Local Geology

The uranium mineralization in the area occurs as tabular units within the Brushy Basin member of the Jurassic Morrison formation. The host sandstone is equivalent to the production zone at the Jackpile Mine operated by Anaconda to the east of the project area. The formation is near horizontal and is dry. The Jurassic Morrison formation's Brushy Basin host rock extends under our company's claim block with drilled uranium reserves on the boundaries.

La Jara Mesa is sandstone hosted roll front type deposit that has been extensively explored by Homestake and others including Pathfinder and Power Resources. Since the early 1980's approximately 500 rotary holes and 18 diamond drill holes were drilled on the property; preliminary metallurgical test work and initial mine planning has also been completed.

New Mexico Uranium Districts

New Mexico ranks second in uranium reserves in the U. S., which amounts to 15 million tons ore at 0.277% U3O8 (84 million lbs U3O8) at $30/lb (Energy Information Administration, 2000). The most important uranium deposit in the state is sandstone within the Morrison Formation (Jurassic) in the Grants and Shiprock uranium districts, San Juan Basin. More than 340 million lbs of U3O8 have been produced from these uranium deposits from 1948 through 2000, accounting for 97% of the total uranium production in New Mexico and more than 30% of the total uranium production in the United States. Figure 1 illustrates the key towns and uranium mining in the surrounding area.

Figure 1: New Mexico-Uranium Districts

Figure courtesy of Brugge & Goble, 2002, The History of Uranium Mining and the Navajo People

Only one company in New Mexico, Quivira Mining Co. owned by Rio Algom Ltd. (successor to Kerr McGee Corporation), produced uranium in 1984-2000 from waters recovered from inactive underground operations at Ambrosia Lake, Grants ( mine-water recovery ).

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

Rio Chubut Property

Our company’s Rio Chubut Property is comprised of 170,000 hectares, located in the Chubut Province of Patagonia, Southern Argentina. The exploration block is approximately km x km, and borders the Cerro Solo uranium deposit to both the North and South. Investors are cautioned that mineral deposits on adjacent properties are not necessarily indicative of mineral deposits on our company’s properties.

Property Acquisition

On September 22, 2005, we entered into an assignment agreement with International Mineral Resources Ltd., a company organized under the laws of the Turks & Caicos Islands, whereby International Mineral Resources agreed to assign its right, title and interest in and to an option agreement entered into between International Mineral Resources and United Energy Metals S.A to our company.   The option agreement allows for the holder of the option to acquire 99.8% of the equity in United Energy Metals, an Argentina company, which in turn holds a 100% interest in a commanding property position of 170,000 hectares.  On December 7, 2005, International Mineral Resources exercised the option to acquire 99.8% of the equity in United Energy Metals.  As consideration for the assignment of the option from International Mineral Resources to our company, we were required to issue 8,000,000 shares of our company to International Mineral Resources and pay $50,000.00 to International Mineral Resources, with International Mineral Resources retaining a 5% net smelter royalty in respect of the Rio Chubut Property.  The assignment agreement has been completed and we have acquired 99.8% of the equity in United Energy Metals.

Independent Review

We commissioned a review of the Rio Chubut Uranium Project, to evaluate the properties' mineral potential for uranium, and prepare an independent appraisal report. The study, which was prepared by Brian Cole, P.Geo and dated September 23, 2005, is a combined historical document and data review as well as a report on direct observations made during a two-day field visit in June 2005.  A copy of such report was attached as Exhibit 99.2 to our Form 10-KSB filed on July 14, 2006.

Property Description and Location

The Rio Chubut Property in Chubut Province, Argentina is centered at:

Property Group	Latitude Centeroid	Longitude Centeroid	Aggregate Area (hectares)
Rio Chubut Project	43° 45' S	68° 00' W	170,000

The Rio Chubut Property exploration permit ("cateo") particulars are listed in Table 1 below:

Table 1:
Chubut Uranium Project List of Cateos
Cerro Selo Group					Easter Cateos
UE No	Cateo No	Recording Date	Area (ha)	UE No	Cateo No	Recording Date	Area (ha)
1	14.548	April 12, 2005	7,889	29	14.601	May 5, 2005	9,981
2	14.549	April 12, 2005	9,982	30	14.602	May 5, 2005	9,979
3	14.550	April 12, 2005	7,893	33	14.603	May 5, 2005	9,979
4	14.551	April 12, 2005	9,614	37	14.604	May 5, 2005	9,976
27	14.552	April 12, 2005	7,086	34	14.605	May 5, 2005	9,979
28	14.553	April 12, 2005	9,961
5	14.594	May 5, 2005	9,123
7	14.595	May 5, 2005	10,106
10	14.596	May 5, 2005	9,982
13	14.597	May 5, 2005	9,931
14	14.598	May 5, 2005	8,732
16	14.599	May 5, 2005	9,982
18	14.600	May 5, 2005	9,981
Total Area			120,263				49,893

The project locale encompasses a rectangular area approximately 160 km by 195 km. On the west side lays a contiguous block of 13 exploration permits (“cateos”) covering an aggregate area of approximately 120,000 hectares. The long axis of the grouping trends north-northeast (“NNE”) and is 74 km long by and average 20 km wide. The central embayment plunging into the group from the east that almost bisects the property block is occupied by the Cerro Solo deposit property controlled by Comision Nacional de Energia Atomica (“CNEA”). The old Los Adobes Mine is located 4 km NNE of the Cerro Solo deposit. A 72 hectare rectangular reservation surrounds the mine. Cateo No. 14.550 (United Energy No. 3) envelops this reservation, which is also bisected by the main road. Five additional widely separated cateos lie on the east side of the project area. These are nearly 10,000 hectares in size each.

According to the Argentine Mining Act, the level of cateo filing fees and extent of tenure are contingent upon permit size. Cateos have multi-year tenures before attracting additional governmental maintenance costs. For instance, a 10,000 hectares cateo attracts no further maintenance fees for 1,100 days (3 years). At that point in time, the property size must be reduced by at least one half and a mining license applied for. Further exploration, feasibility work, and eventually exploitation, pending regulatory approval, can be carried out under a mining license.

The cateos are "paper staked" with no signifying demarcation monuments being erected.  Hence, cateo boundaries have not been surveyed.

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

A seasonal dirt airstrip of approximately 800m in length is located 1.7 km north of the Cerro Solo deposit and remains clear of vegetation. Minimal work would be required to reactivate the strip. Figure 2 illustrates the approximate location of uranium deposits in the Rio Chubut Uranium Project in Chubut Province, Argentina.

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

Exploration and Development Costs

We have applied for a permit to start an exploration program in regards to our La Jara Mesa Property consisting of approximately 3200 metres (10,000 feet) of drilling planned (10 holes) and currently are awaiting approval of exploration permits. The drill program is designed to test for the extension of uranium mineralization defined at Laramide Resources' La Jara Meza Deposit located on the south-western corner of the property. Depending on the results from the initial round of drilling, a second phase drilling program may follow in 2007.

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

Due to the uncertainty of our company's ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended March 31, 2007, our company's independent auditors included an explanatory paragraph regarding concerns about our company's ability to continue as a going concern.

The continuation of our company's business is dependent upon us raising additional financial support.  The issuance of additional equity securities by our company could result in a significant dilution in the equity interests of our company's current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments.

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

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We currently present such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to our consolidated financial statements.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-1 (As Amended), "Accounting for Rental Costs Incurred during a Construction Period" (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by our company in the first quarter of fiscal year 2007. Our adoption of FAS 13-1 will not materially affect our consolidated results of operations and financial position.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. We are currently evaluating what effects the adoption of SFAS 159 will have on our future results of operations and financial condition.

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

FINANCIAL STATEMENTS

For the year ended March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

UREX Energy Corp.:

We have audited the accompanying consolidated balance sheet of UREX Energy Corp. (hereinafter referred to as "the Company") as of March 31, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2007 and 2006 and for the period from February 6, 2002 (inception) to March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Urex Energy Corp, f/k/a Lakefield Ventures, Inc. (the "Company") was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter into a development stage.

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

March 31, 2007 - Page 2

Note 2	Summary of Significant Accounting Policies - (cont'd)

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Urex Energy Corp. and its wholly-owned subsidiary, United Energy Metals, Inc. All significant intercompany accounts and transactions have been eliminated.

Exploration Stage Company

The Company is an exploration stage company as defined in the Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". It is primarily engaged in the acquisition and exploration of mining properties. All losses accumulated since inception, have been considered as part of the Company's exploration stage activities.

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

March 31, 2007 - Page 3

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

Foreign Currency Translation

The Company's subsidiary is located and operates outside of the United States of America. It maintains its accounting records in Argentinean Pesos as follows:

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

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company's consolidated financial statements.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-1 (As Amended), "Accounting for Rental Costs Incurred during a Construction Period" (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company's adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company's future results of operations and financial condition.

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

The Company's authorized capital was increased due to the merger from 150,000,000 common shares to 300,000,000 common shares, and included an additional authorized 10,000,000 preferred shares with par value of $0.001 per share.

United Energy Metals, SA

On September 22, 2005, the Company entered into an Assignment Agreement with International Mineral Resources Ltd. (IMR), whereby IMR assigned its right, title and interest in the Option Agreement entered between IMR and United Energy Metals, SA (UEM) to the Company. The Option Agreement allows for the holder of the option to acquire 99.8% of UEM, an Argentina company which in turn holds a 100% interest in a commanding property position of 170,000 hectares deposit known as the “Rio Chubut” property. As consideration for the assignment of the Option from IMR to the Company, the Company was required to issue to IMR 8,000,000 common shares of the Company and pay IMR $50,000. Furthermore, IMR was to retain a 5% net smelter royalty.

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

During the year ended March 31, 2007, the subsidiary's promissory notes payable of $70,300 incurred $3,515 of interest at 5%. The note is due on demand. At March 31, 2007, the amount outstanding on the note is $77,057.

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

Richard Bachman - President and Director

Mr. Bachman has been the President and a director of our company since September 28, 2005.  Mr. Bachman's work experience includes 22 years working with Homestake Mining Company in various capacities ranging from exploration to mine operations. From 1995 to 1998, he was the Regional Geologist for Brazil where he directed a staff of 46 and was responsible for a $2.5 million annual exploration budget. He conducted a countrywide assessment that resulted in the acquisition of a one million hectare property in a 20 million ounce gold district in the Amazon.

From 1999 to 2000 Mr. Bachman was the Regional Geologist for Peru where he directed a staff of 10 and refocused Homestake's existing exploration program, which resulted in the evaluation of 83 properties in 24 months and yielded one new discovery. From 2001 to 2002, he was Homestake's Regional Geologist, International Special Projects, where he designed and successfully implemented reconnaissance programs in southern Argentina that resulted in the evaluation of 63 properties with five advancing and the coordination and field review of 22 properties.

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

Brian Cole - Director

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

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

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

Nomination Process

As of July 11, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors our capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, consisting of Richard Bachman, Oscar Yoshitaka Yokoi and Brian Cole. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(2)	18.95%
Oscar Yoshitaka Yokoi Rua Bernardino De Lima, Peru	Nil	N/A
Brian Cole Alameda das Princesas - 570 Belo Horizonte, Minas Gerais Peru	Nil	N/A
International Mineral Resources Ltd.(3) c/o No. 1 Caribbean Place P.O. Box 97 Leeward Highway Providenciales Turks & Caicos Islands BWI	16,000,000(2)	18.95%
Directors and Executive Officers as a Group	16,000,000(2)	18.95%

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

Equity Compensation Plan Information

This information can be found under Item 5 - "Market for Common Equity and Related Stockholder Matters."

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

Dated: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Bachman

By: Richard Bachman

President, Secretary and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Dated: March 28, 2008

/s/ Oscar Yoshitaka Yokoi

By: Oscar Yoshitaka Yokoi

Director

Dated: March 28, 2008

/s/ Brian Cole

By: Brian Cole

Director

Dated: March 28, 2008