Form 10KSB
period 2008-03-31
UREX ENERGY CORP.
filed 2008-07-15
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-50191

UREX ENERGY CORP.
(name of small business issuer in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10580 N. McCarran Blvd., Building 115-208
Reno, Nevada	89503
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 775.747.0667

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

68,425,600 common shares at $0.095 (1) = $6,500,432

(1) Average of bid and ask closing prices on June 25, 2008

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

84,425,600 common shares issued and outstanding as of June 25, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Urex” mean Urex Energy Corp., unless otherwise indicated.

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

On June 8, 2006, we completed an assignment agreement, dated September 22, 2005, entered into between our company and International Mineral Resources Ltd., a company organized under the laws of the Turks & Caicos Islands, whereby International Mineral Resources agreed to assign its right, title and interest in and to an option agreement entered into between International Mineral Resources and United Energy Metals S.A. to our company. The option agreement allows for the holder of the option to acquire 99.8% property position of 170,000 hectares. On December 7, 2005, International Mineral Resources exercised the option to acquire 99.8% of the equity in United Energy Metals. As consideration for the assignment of the option from International Mineral Resources to our company, we were required to issue 8,000,000 shares of our company to International Mineral Resources and pay $50,000.00 to International Mineral Resources, with International Mineral Resources retaining a 5% net smelter royalty in respect of the Rio Chubut Property.

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

Governmental Regulations

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States and Argentina, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

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

Our majority-owned subsidiary, United Energy Metals S.A., has three employees in Argentina.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $1,184,308 for the fiscal year ended March 31, 2008, and cumulative losses of $7,950,369 from inception to March 31, 2008. As of March 31, 2008 we had working capital of $191,118. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to March 31, 2008, we have incurred aggregate losses of approximately $7,960,271. Our loss from operations for the fiscal year ended March 31, 2008 was $1,184,308. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

We expect that a substantial portion of our business, including future assets and operations of our company, will be located and conducted in North and South America, including Argentina and New Mexico. The economy of countries such as Argentina differs from the economies of most developed countries in many respects. While the economies of such countries, including Argentina, have experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The governments of such countries have implemented various measures to encourage economic growth and guide the allocation of resources. While some of these measures benefit the overall economy of such countries, they may have a negative effect on our operations. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by such governments and our proposed business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

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

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Office Space

Our executive and head offices are located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada. The office space is approximately 500 square feet and the monthly cost is $1,000. We also have an office at San Martin 1052, 3th Piso Of. 17, Ciudad Mendoz, Mendoza, Argentina. This office space is approximately 750 square fee and we pay a monthly cost of $1,000. Additionally, we maintain a field office in Paso de Indios, Chubut, Argentina at a monthly cost of $600. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

New Mexico Uranium Districts

New Mexico ranks second in uranium reserves in the U.S., which amounts to 15 million tons ore at 0.277% U3O8 (84 million lbs U3O8) at $30/lb (Energy Information Administration, 2000). The most important uranium deposit in the state is sandstone within the Morrison Formation (Jurassic) in the Grants and Shiprock uranium districts, San Juan Basin. More than 340 million lbs of U3O8 have been produced from these uranium deposits from 1948 through 2000, accounting for 97% of the total uranium production in New Mexico and more than 30% of the total uranium production in the United States. Figure 1 illustrates the key towns and uranium mining in the surrounding area.

Only one company in New Mexico, Quivira Mining Co. owned by Rio Algom Ltd. (successor to Kerr McGee Corporation), produced uranium in 1984-2000 from waters recovered from inactive underground operations at Ambrosia Lake, Grants (mine-water recovery).

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

Rio Chubut Property

Our company’s Rio Chubut Property is comprised of 170,000 hectares, located in the Chubut Province of Patagonia, Southern Argentina. The exploration block is approximately 25 km x 60 km, and borders the Cerro Solo uranium deposit to both the North and South. Investors are cautioned that mineral deposits on adjacent properties are not necessarily indicative of mineral deposits on our company’s properties.

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

Property Description and Location

The Rio Chubut Property in Chubut Province, Argentina is centered at:

Property Group	Latitude Centeroid	Longitude Centeroid	Aggregate Area (hectares)
Rio Chubut Project	43° 45’ S	68° 00’ W	170,000

The Rio Chubut Property exploration permit (“cateo”) particulars are listed in Table 1 below:

Table 1
Chubut Uranium Project List of Cateos
Cerro Selo Group				Easter Cateos
UE No	Cateo No.	Recording Date	Area (ha)	Ue No.	Cateo No.	Recording Date	Area (ha)
1	14.548	April 12, 2005	7,889	29	14.601	May 5, 2005	9,981
2	14.549	April 12, 2005	9,982	30	14.602	May 5, 2005	9,979
3	14.550	April 12, 2005	7,893	33	14.603	May 5, 2005	9,979
4	14.551	April 12, 2005	9,614	37	14.604	May 5, 2005	9,976
27	14.552	April 12, 2005	7,086	34	14.605	May 5, 2005	9,979
28	14.553	April 12, 2005	9,961
5	14.594	May 5, 2005	9,123
7	14.595	May 5, 2005	10,106
10	14.596	May 5, 2005	9,982
13	14.597	May 5, 2005	9,931
14	14.598	May 5, 2005	8,732
16	14.599	May 5, 2005	9,982
18	14.600	May 5, 2005	9,981
Total Area			120,263				49,893

The project locale encompasses a rectangular area approximately 160 km by 195 km. On the west side lays a contiguous block of 13 exploration permits (“cateos”) covering an aggregate area of approximately 120,000 hectares. The long axis of the grouping trends north-northeast (“NNE”) and is 74 km long by and average 20 km wide. The central embayment plunging into the group from the east that almost bisects the property block is occupied by the Cerro Solo deposit property controlled by Comision Nacional de Energia Atomica. The old Los Adobes Mine is located 4 km NNE of the Cerro Solo deposit. A 72 hectare rectangular reservation surrounds the mine. Cateo No. 14.550 (United Energy No. 3) envelops this reservation, which is also bisected by the main road. Five additional widely separated cateos lie on the east side of the project area. These are nearly 10,000 hectares in size each.

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

Access, Infrastructure, Physiography and Climate

The centre of the project area lays 270 km west of the provincial capital of Rawson (population 30,000), a small port city at the mouth of the Rio Chubut. The regional airport serving Rawson is located in the nearby town of Trelew. National Road 25 (NR 25), a paved road in sound condition, extends west from Rawson and bisects the project area.

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

Relief in the project area is low with elevation ranging between 200 m and 650 m above sea level. Vegetation consists of low shrubs and related brush and grasses. Climate is semi-arid and average annual temperature varies from 6°C to 14°C whereas minimum and maximum temperatures may range from -20°C to 40°C. Although heavy snowfalls can occur, roads stay open most of the year.

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

Cateo
Urbed Energy N
Uranium Deposit
(approximate location)
Deposit
-69°
-68°
-67°
-43°
-44°
N
Urex Claims
LOS ADOBES
CERRO SOLO
CERRO CONDOR
Decommissioned Uranium
Processing Facility
Rio Chubut
Las Plumas
NR 25
Paso
de
Los Indios
Urex Claims
Brian Cole Geological Services
Urex Energy Corporation
Rio Chubut Uranium Project
Cubut Province, Argentina
CATEO LOCATION
0
12.5
25
50
Kilometres

Figure 2

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “URXE”. The following quotations obtained from otcbb.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
March 31, 2008	$0.19	$0.11
December 31, 2008	$0.251	$0.105
September 30, 2007	$0.24	$0.09
June 30, 2007	$0.36	$0.22
March 31, 2007	$1.15	$0.55

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Holladay Stock Transfer, Inc., 2939 N 67th Place, Scottsdale, Arizona 85251 (Telephone: (408) 481-3940; Facsimile: (408) 481-3941) is the registrar and transfer agent for our common shares.

Holders

On June 25, 2008, the shareholders' list of our common shares showed nine registered shareholders and 84,425,600 common shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended March 31, 2008 that were not otherwise reported in a quarterly report filed on Form 10-QSB or in a current report filed on Form 8-K.

Equity Compensation Plan Information

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock. As of June 25, 2008, there were no options issued under our 2007 Stock Option Plan.

The following table provides a summary of the number of stock options granted under the 2007 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2007 Stock Option Plan, all as at March 31, 2008.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 5 of this annual report.

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

We completed 72 drill holes (5162 meters of drilling) on first pass drill testing on five uranium targets on our Cerro Solo area properties in Argentina.

The targets drill tested to date include: (1) Contreras (2) Cerro Solo South (CSS) (3) Carbon; (4) Maple South; and (5) Plateau (see Figure 1). Our exploration strategy on our Argentina uranium properties is to conduct a first pass, broadly spaced drill programs to identify uranium mineralization and then return for follow-up drilling once initial drill testing is complete on the target set. Four additional target areas remain to be tested in the Cerro Solo Area in this current stage of drilling.

Figure 1: Map showing Cerro Solo Area uranium drill targets.

Seventeen drill holes were completed on CSS identifying a number uranium zones for follow-up drilling. Partial drill results for CSS are given in Table 1. The CSS property is located on south boundary of CNEA's Cerro Solo uranium deposit (see Figure 1).

Table 1 – Partial Drill Results From CCS Target Area - Argentina

Hole ID	From (m)	To (m)	Interval (meter)	eU3O8 (Lbs/ Ton)*	eU (%)	Target
RC08007r	60.47	61.59	1.12	0.73	0.031	Cerro Solo South
RC08008r	70.50	71.66	1.16	3.48	0.144	Cerro Solo South
RC08009r	92.48	94.65	2.17	0.93	0.039	Cerro Solo South
RC08010r	73.75	77.71	3.96	2.33	0.099	Cerro Solo South
RC08011r	69.68	70.26	0.58	1.19	0.050	Cerro Solo South

* .5 lbs/ton eU3O8 cutoff used in all drill holes

Drilling on the Cerro Solo Area properties has temporarily suspended for a winter break. Drilling is expected recommence in late July 2008 and to continue for the rest of the field season (April 2009).

We are still awaiting exploration permits for our La Jara Mesa Property located in New Mexico, but have been notified by the USFS that Urex will be required to complete an EIS before being allowed to proceed. We are considering our options. Consequently, expenditures are under projections. During the next twelve month period, we plan to continue drilling on our Cerro Solo area properties that lie on the western side of the Rio Chubut Property. We anticipate that this program will cost $1.86 million as set forth below:

La Jara Mesa Extension: Proposed Exploration Expenditures ($USD)

Consulting and Technical Services	$20,000
Environmental	$5,000
Property Costs	$25,000
Administrative & General	$10,000
TOTAL	$60,000

Rio Chubut: Proposed Exploration Expenditures ($USD)

Salaries & Wages	$40,000
Consulting and Technical Services	$400,000
Surface work	$1,200,000
Environmental	$10,000
Property Costs	$40,000
Administrative & General	$40,000
Machinery expense	$70,000
TOTAL	$1,800,000

We anticipate incurring the following costs during the next twelve month period: $420,000 on professional fees; $40,000 on salaries and wages; $30,000 on travel costs; $50,000 on promotional expenses; $50,000 on other administrative expenses; and an additional $1,200,000 in surface work and drilling. As a result, we anticipate that we will incur approximately $1,860,000 in operating expenses during the next twelve month period.

We incurred a loss of $1,184,308 for the fiscal year ended March 31, 2008 compared to a loss of $6,546,554 for the fiscal year ended March 31, 2007. As of March 31, 2008 we had working capital of $191,118 compared to working capital of $1,359,101 as of March 31, 2007.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,860,000. Our current working capital will likely be sufficient to cover our estimated capital requirements during the next twelve month period, however, we may be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

Exploration and Development Costs

We have applied for a permit to start an exploration program in regards to our La Jara Mesa Property consisting of approximately 3200 metres (10,000 feet) of drilling planned (10 holes) and currently are awaiting approval of exploration permits. The drill program is designed to test for the extension of uranium mineralization defined at Laramide Resources’ La Jara Meza Deposit located on the south-western corner of the property. Depending on the results from the initial round of drilling, a second phase drilling program may follow in 2008.

Our proposed budget is also expected to support a seismic refraction geophysical survey followed by a 5,000 meter (15,000 foot) drill program (40 drill holes) in regards to our Rio Chubut Property, which is designed to test for new uranium ore bodies in the central Chubut Province, Argentina. We are also awaiting approval of exploration permits by Chubut regulatory officials.

Capital Expenditures

As of March 31, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Our majority-owned subsidiary, United Energy Metals S.A., has three employees in Argentina.

RESULTS OF OPERATIONS

As at March 31, 2008, we had working capital of $191,118. Our interim consolidated financial statements report a net loss of $1,184,308 for the fiscal year ended March 31, 2008 as compared to a net loss of $6,546,554 for the fiscal year ended March 31, 2007. Our accumulated losses for the period from February 6, 2002, our date of inception, to March 31, 2008 was $7,950,369.

Our total liabilities as of March 31, 2008 were $696,870, as compared to total liabilities of $482,983 as at March 31, 2007. The change was due primarily to increases in accounts payable and accrued liabilities.

Cash Flow Used in Operating Activities

Operating activities used cash of $932,792 for the fiscal year ended March 31, 2008, compared to using $887,714 for the fiscal year ended March 31, 2007. The increase in cash used during the fiscal year ended March 31, 2008 was commensurate with an increase in our accounts receivable, prepaid expenses and the payment of a security deposit.

Cash Flow Used in Investing Activities

Investing activities did not use or generate any cash during the fiscal years ended March 31, 2008 and March 31, 2007.

Cash Flow Provided by Financing Activities

Financing activities used cash of $65,738 for the fiscal year ended March 31, 2008 as compared to providing cash of $2,706,631 for the fiscal year ended March 31, 2007. The decrease in cash provided from financing activities for the fiscal year ended March 31, 2008 resulted from reduced financing activities and the repayment of notes payable.

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

Due to the uncertainty of our company’s ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended March 31, 2008, our company’s independent auditors included an explanatory paragraph regarding concerns about our company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, United Energy Metals, Inc. All significant intercompany accounts and transactions have been eliminated.

Exploration Stage Company

We are an exploration stage company as defined in the Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. We are primarily engaged in the acquisition and exploration of mining properties. All losses accumulated since inception, have been considered as part of our exploration stage activities.

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

Cash and cash equivalents

We consider all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitment to a plan of action based on the then known facts.

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Foreign Currency Translation

Our subsidiary is located and operates outside of the United States of America. It maintains its accounting records in Argentinean Pesos as follows:

At the transaction date, each asset, liability, revenue and expense is recorded into Argentinean Pesos by the use of the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated into US dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS” ) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No.161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No.161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No.157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended March 31, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated July 11, 2008;
Consolidated Balance Sheets at March 31, 2008 and 2007;
Statements of Operations for the years ended March 31, 2008 and 2007;
Statements of Changes in Stockholders Equity for the period February 6, 2002 to March 31, 2008;
Statements of Cash Flows for the years ended March 31, 2008 and 2007, and the period from February 6, 2002 (inception) to March 31, 2008; and
Notes to the Consolidated Financial Statements.

F-1

UREX ENERGY CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the years ended March 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
UREX Energy Corp.:

We have audited the accompanying consolidated balance sheet of UREX Energy Corp. (hereinafter referred to as “the Company”) as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2008 and 2007 and for the period from February 6, 2002 (inception) to March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UREX Energy Corp. as of March 31, 2008 and 2007 the results of its consolidated operations and cash flows for the years then ended and the period from February 6, 2002 (inception) to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred cumulative losses of $7,950,369 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
July 11, 2008

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Audited)

	March 31,
	2008	2007
ASSETS
Current Assets
Cash	$394,432	$170,878
Funds held in trust	460,014	1,665,773
Accounts receivable	22,347	-
Due from related party	-	5,433
Prepaid expenses	1,195	-
Security deposit	10,000	-
Total current assets	887,988	1,842,084

Total Assets	$887,988	$1,842,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$340,498	$61,092
Due to related party	219	-
Note payable to related party	22,500	22,500
Notes payable	333,653	399,391

Total current liabilities	696,870	482,983

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value 300,000,000 shares authorized
84,425,600 shares issued and outstanding	84,426	84,426
Additional paid-in capital	8,057,574	8,057,574
Deficit accumulated during the exploration stage	(7,950,369)	(6,766,061)
Cumulative transaction gain (loss)	(512)	(16,838)
Total stockholders' equity	191,119	1,359,101

Total Liabilities and Stockholders' Equity	$887,988	$1,842,084

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2008 and 2007 and
For the period from February 6, 2002 ( Date of Inception) to March 31, 2008
(Audited)

			For the Period from
			February 6, 2002
	For the year Ended	For the year Ended	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
REVENUES	$-	$-	$-

OPERATING EXPENSES

Management fees	133,208	131,952	325,160
Professional fees	64,263	119,083	246,875
Consulting fees	23,985	269,996	302,981
Exploration costs	575,074	91,909	722,259
Interest on loans	15,319	22,478	40,799
Investor relation fees	286,798	75,774	362,572
Travel	28,615	36,266	64,881
General and administrative	63,406	66,885	158,991
Impairment of intangible asset	-	5,735,753	5,735,753

Total operating expenses	1,190,668	6,550,096	7,960,271

Operating loss	(1,190,668)	(6,550,096)	(7,960,271)

OTHER INCOME

Interest income	6,360	3,542	9,902
Total other income	6,360	3,542	9,902

Net loss	$(1,184,308)	$(6,546,554)	$(7,950,369)

Weighted average common shares
outstanding - Basic and diluted	84,426,000	84,426,000

Net loss per share – basic and diluted	$(0.01)	$(0.08)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period February 6, 2002 (Date of Inception) to March 31, 2008

	Common Stock
	300,000,000 shares authorized		Additional			Total
	Shares	Par Value	Paid-in	Accumulated	Currency	Shareholders’
	Issued	$0.001 per share	Capital	Deficit	Translation	Equity
Balance, February 2, 2002 (Inception)	-	$-	$-	$-	$-	$-
Shares issued at $0.001	33,420,000	33,420	(31,920)	-		1,500
Shares issued at $0.001	34,534,000	34,534	(19,034)	-		15,500
Net loss	-	-	-	-		-

Balance, March 31, 2002	67,954,000	$67,954	$(50,954)	$-	$-	$17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-		12,250
Net loss	-	-	-	(25,559)		(25,559)

Balance, March 31, 2003	73,412,600	$73,413	$(44,163)	$(25,559)	$-	$3,691
Shares issued at $0.05	5,681,400	5,681	7,069			12,750
Net loss	-	-	-	(3,076)		(3,076)

Balance, March 31, 2004	79,094,000	$79,094	$(37,094)	$(28,635)	$-	$13,365
Cancellation of shares	(668,400)	(668)	668	-		-
Net loss	-	-	-	(35,689)		(35,689)

Balance, March 31, 2005	78,425,600	$78,426	$(36,426)	$(64,324)	$-	$(22,324)
Net loss	-	-	-	(155,183)		(155,183)

Balance, March 31, 2006	78,425,600	$78,426	$(36,426)	$(219,507)	$-	$(177,507)
Shares issued for acquisition	16,000,000	16,000	5,584,000			5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000			2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000			-
Net loss for the period				(6,546,554)		(6,546,554)
Net change in foreign currency
translation					(16,838)	(16,838)

Balance, March 31, 2007	84,425,600	$84,426	$8,057,574	$(6,766,061)	$(16,838)	$1,359,101

Net loss for the period				(1,184,308)		(1,184,308)
Net change in foreign currency
translation					16,326

Balance, March 31, 2008	84,425,600	$84,426	$8,057,574	$(7,950,369)	$(512)	$191,119

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2008 and 2007, and
For the period from February 6, 2002 ( Date of Inception) to March 31, 2008

			For the Period from
	Twelve months	Twelve months	February 6, 2002
	ended	ended	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Cash Flows From Operating Activities
Net loss	$(1,184,308)	$(6,546,554)	$(7,950,369)
Amortization	-	-	2,500
Impairment of goodwill	-	5,735,753	5,735,753
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	(22,347)	9,567	(27,780)
(Increase) decrease in prepaid expense	(1,195)	136	(1,195)
Security deposit	(10,000)	-	(10,000)
Increase (decrease) in accounts payable	285,058	(86,616)	231,742

Net cash used in operating activities	(932,792)	(887,714)	(2,019,349)

Cash Flows From Investing Activities
Option agreement	-	-	(2,500)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	-	-	(52,500)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	2,500,000	2,542,000
Proceeds from notes payable	-	356,631	561,208
Repayment of notes payable	(65,738)	(150,000)	(215,738)
Notes payable to related party	-	-	22,500

Net cash provided by (used in) financing activities	(65,738)	2,706,631	2,909,970

Effect of Exchange Rate Changes on Cash	16,325	(16,838)	16,325
Cash held in trust	-	(1,665,773)	(1,665,773)
Cash released from trust during current period	1,205,759	-	1,205,759
	1,432,756	(1,682,611)	(1,898,790)

Increase in cash and cash equivalents	223,554	136,306	394,432

Cash and Cash Equivalents, Beginning of Period	170,878	34,572	-

Cash and Cash Equivalents, End of Period	$394,432	$170,878	$394,432

Supplemental Disclosure of Cash Flow
Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 1	Nature and Continuance of Operations

Urex Energy Corp (the “Company”) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter into a development stage.

The Company is currently conducting a drilling project in Mendoza, Argentina, by its wholly-owned subsidiary, United Energy Metals, Inc.

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $7,950,369 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. At March 31, 2008, the Company had a working capital of $191,118. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 2	Summary of Significant Accounting Policies - (cont'd)

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

Cash and cash equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Concentration of credit risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $100,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

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

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 2	Summary of Significant Accounting Policies - (cont'd)

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

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes” (SFAS 109). Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset will be recorded when it is more likely than not that it will be realized. Since the Company is in the exploration stage and has had continuous losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards (“SFAS” ) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No.161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 2	Summary of Significant Accounting Policies - (cont'd)

Activities” (SFAS No.133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No.161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No.157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 3	Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA. The Company plans to commence a drilling exploration program as soon as financing is arranged.

Note 4	Impairment of Goodwill

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

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of March 31, 2008, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the year ended March 31, 2008, the Company incurred $120,000 in management fees from Minera Teles Pires Inc.

Note 6	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand.

	March 31, 2008	March 31, 2007

November 15, 2005	$92,595	$88,456
December 01, 2005	20,989	20,049
January 06, 2006	111,151	106,151
July 14, 2006	112,877	107,678

	$337,612	$322,334

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 7	Common Stock

Issuance of shares

During the year ended March 31, 2007, the Company issued 10,000,000 shares of common stock at a price of $.25 per share.

The Company issued 16,000,000 (post-split) common shares to IMR for acquisition of UEM.

Cancellation of shares

The former President and former Director of the Company entered into an agreement with the Company to return his 20 million common shares which he beneficially owns back to treasury for cancellation, the 20 million shares were cancelled during 2006.

Forward Stock Split

The Company affected a forward stock split of 2 common shares for each 1 share issued and outstanding. The merger and forward stock split became effective as of July 3, 2006. The total issued and outstanding common shares (post-split) are 84,425,600. All references in the accompanying financial statements to the number of common shares and the per share amounts have been restated to reflect the forward stock split.

Note 8	Income Taxes

The benefit for income taxes from continued operations for the years ended March 31, 2008 and 2007 consist of the following:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	476,300	2,620,000
State	-	-
	476,300	2,620,000
Increase in valuation allowance	(476,300)	(2,620,000)
Benefit for income taxes, net	$-	$-

The benefits for 2008 and 2007 were computed by applying the federal and state statutory corporate tax rates as follows:

Statutory federal income tax rate	34.0%
State income taxes	6.0%
Valuation allowance	(40.0)%

Effective tax rate	(0.0)%

UREX ENERGY CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 8	Income Taxes – (cont’d)

The net deferred tax assets and liabilities are comprised of the following:

	2008	2007
Deferred tax assets:	$-	$-
Current	-
Non-current	3,180,300	2,704,000
Less: valuation allowance	(3,180,300)	(2,704,000)
Net deferred income tax asset	$-	$-

At March 31, 2008, the Company had federal net operating loss carry-forwards totaling approximately 7,950,000 which expire in various years through 2018.

Note 8	Commitments

On April 22, 2007, the Company entered into an Agreement with New-Sense Geophysics Limited to carry out an airborne magnetic/spectrometer survey over the properties in Argentina. The contract has been completed as of March 31, 2008.

Mobilization/Demobilization	$20,000
Data collection and processing	254,689

$274,689

Payment schedule:
An initial payment due on signing	30% of contract value
plus mobilization/demobilization
On completion of first production flight	30% of contract value
On completion of flying	30% of contract value
On delivery of final maps and reports	balance of contract value

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

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

As of December 31, 2007, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended March 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that our internal control over financial reporting was effect at the reasonable assurance level as of March 31, 2008, based on criteria in Internal Control – Integrated Framework, issued by the COSO).

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters, Control Persons

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	President and Director	53	September 28, 2005
Oscar Yoshitaka Yokoi	Director	52	November 8, 2006
Brian Cole	Director	52	January 16, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

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

Brian Cole – Director

Mr. Cole became a director of our company on January 16, 2007. Mr. Cole is a Canadian Certified Professional Geologist with over 29 years of diverse mineral exploration experience in gold, uranium, base metals, and diamonds in many places of the world. Mr. Cole was a staff Geologist for Placer Dome Inc. over 11 years in Canada and East Africa. Following that, Mr. Cole was an Associate Partner in a consulting firm offering project management services and supervised the office in Ghana, West Africa for 3 years. Mr. Cole routinely consults for clients in North and South America and advises in matters of mineral exploration strategy, project management, quality controls, resource estimation, and regularly prepares qualifying reports for securities exchanges on the behalf of his clients. He currently resides in Canada.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Richard Bachman	Nil	Nil	Nil
Oscar Yoshitaka Yokoi	1(1)	Nil	Nil
Brian Cole	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Corporate Governance

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B, nor do we have a board member that qualifies as an “independent director” as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

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

General

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended March 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended March 31, 2008, 2007 and 2006, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Richard Bachman President(1)	2008 2007 2006	120,000 120,000 60,000(2)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	120,000 120,000 60,000

(1)	Mr. Bachman was appointed our President on September 28, 2005.

(2)	Effective October 1, 2005, we began paying under a management consulting agreement with Mineral Teles Pires Inc., a company controlled by Mr. Bachman.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman. The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 is deferred until financing is obtained by our company. As at the fiscal year ended March 31, 2008, $120,000 in management fees has been paid to Minera Teles Pires Inc.

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

Outstanding Equity Awards at Fiscal Year-End

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock. As of June 25, 2008, no options were issued under our 2007 Stock Option Plan.

During the year ended March 31, 2008, we did not grant any options to purchase shares of our common stock and no stock options were exercised.

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2008.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of June 25, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after June 25, 2008. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(2)	18.95%
Oscar Yoshitaka Yokoi Alameda das Princesas – 570 Belo Horizonte, Minas Gerais Brazil	Nil	N/A
Brian Cole 3979 Victoria Avenue Vineland, Ontario L0R 2C0 Canada	Nil	N/A
Hypo Alpe-Adria-Bank (Liechtenstein)AG Landstrasse 126 A FL Schaan	6,000,000	7.11%
International Mineral Resources Ltd.(3) c/o No. 1 Caribbean Place P.O. Box 97 Leeward Highway Providenciales Turks & Caicos Islands BWI	16,000,000(2)	18.95%
Directors and Executive Officers as a Group	16,000,000(2)	18.95%

(1)

Based on 84,425,600 shares of common stock issued and outstanding as of June 25, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

(4)	Management of our company is unaware of the beneficial Shareholders of the common shares registered in the name of CEDE & Co.

Equity Compensation Plan Information

This information can be found under Item 5 – “Market for Common Equity and Related Stockholder Matters.”

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman. The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by our company. As at the fiscal year ended March 31, 2008, $120,000 in management fees has been paid to Minera Teles Pires Inc.

Director Independence

Our board of directors has determined that Oscar Yoshitaka Yokoi and Brian Cole are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

ITEM 13. EXHIBITS.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Annual Report:

Exhibit
Number	Description

3.1	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003

3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006

3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006

3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006

3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006

3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006

3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006

10.1	Consulting Agreement between our company and Minera Teles Pires Inc., dated September 27, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.2	Assignment Agreement between our company and International Mineral Resources Inc., dated September 22, 2005 incorporated by reference from our Current Report on Form 8- K filed on September 29, 2005

10.3

Option Agreement between International Mineral Resources Inc. and United Energy Metals S.A., dated September 21, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007

10.9*	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008

31.1*	Section 302 Certification of Richard Bachman, dated July 15, 2008

32.1*	Section 906 Certification of Richard Bachman, dated July 15, 2008

99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10- KSB filed on July 14, 2006

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed Jewett, Schwartz & Associates as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Jewett, Schwartz & Associates for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended March 31, 2008 and 2007 were $24,000 and $22,750, respectively.

Audit Related Fees

For the fiscal year ended March 31, 2008 and 2007, the aggregate fees billed for assurance and related services by Jewett, Schwartz & Associates relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $5,000 and $Nil, respectively.

Tax Fees

For the fiscal year ended March 31, 2008 and 2007, the aggregate fees billed for tax compliance, by Jewett, Schwartz & Associates were $Nil and $Nil, respectively.

All Other Fees

For the fiscal year ended March 31, 2008 and 2007, the aggregate fees billed by Jewett, Schwartz & Associates for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil, respectively.

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
Dated: July 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Bachman
By: Richard Bachman
President, Secretary and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: July 15, 2008

/s/ Brian Cole
By: Brian Cole
Director
Dated: July 15, 2008