Form 10-Q
period 2008-06-30
UREX ENERGY CORP.
filed 2008-08-19
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number  000-50191

UREX ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10580 N. McCarran Blvd., Building 115 – 208, Reno, Nevada 89503
(Address of principal executive offices) (zip code)

775.747.0667
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

84,425,600 common shares issued and outstanding as of August 11, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2008, includes all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$ 87,434	$ 394,432
Funds held in trust	60,232	460,014
Accounts receivable	79,667	22,347
Prepaid expenses	1,530	1,195
Security deposit	10,000	10,000
Total current assets	238,863	887,988

Fixed Assets, net	2,555	-

Total Assets	$ 241,418	$ 887,988

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 207,630	$ 368,600
Due to related party	228	219
Note payable to related party	22,500	22,500
Notes payable	305,550	305,550

Total current liabilities	535,908	696,869

Stockholders' Deficit
Common stock, $.001 par value 300,000,000 shares authorized
84,425,600 shares issued and outstanding	84,426	84,426
Additional paid-in capital	8,057,574	8,057,574
Deficit accumulated during the exploration stage	(8,425,202)	(7,950,369)
Cumulative transaction gain (loss)	(11,288)	(512)
Total stockholders' deficit	(294,490)	191,119

Total Liabilities and Stockholders' Deficit	$ 241,418	$ 887,988

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2008 and 2007 and

For the period from February 6, 2002 ( Date of Inception) to June 30, 2008

(unaudited)

	For the three months ended June 30,		For the Period from February 6, 2002 (inception) to June 30, 2008
	2008	2007

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	232	-	232
Management fees	35,466	33,006	360,626
Professional fees	21,575	13,570	268,450
Consulting fees	-	-	302,981
Exploration costs	391,715	125,744	1,113,974
Interest on loans	3,809	4,697	44,608
Investor relation fees	-	53,803	362,572
Travel	-	-	64,881
General and administrative	22,254	9,109	181,245
Impairment of intangible asset	-	-	5,735,753

Total operating expenses	475,051	239,929	8,435,322

Operating loss	(475,051)	(239,929)	(8,435,322)

OTHER INCOME

Interest income	218	1,447	10,120
Total other income	218	1,447	10,120

Net loss	$ (474,833)	$ (238,482)	$ (8,425,202)

Weighted average common shares outstanding - Basic and diluted	84,426,000	84,426,000

Net loss per share – basic and diluted	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the period February 6, 2002 (Date of Inception) to June 30, 2008

	Common Stock 300,000,000 shares authorized		Additional Paid-in Capital	Accumulated Deficit	Currency Translation	Total Shareholders' Deficit

	Shares Issued	Par Value $0.001 per share

BALANCE, FEBRUARY 2, 2002 (INCEPTION)	-	$ -	$ -	$ -	$ -	$ -
Shares issued at $0.001	33,420,000	33,420	(31,920)	-		1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-		15,500
Net loss	-	-	-	-		-

BALANCE, MARCH 31, 2002	67,954,000	$ 67,954	$ (50,954)	$ -	$ -	$ 17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-		12,250
Net loss	-	-	-	(25,559)		(25,559)

BALANCE, MARCH 31, 2003	73,412,600	$ 73,413	$ (44,163)	$ (25,559)	$ -	$ 3,691
Shares issued at $0.05	5,681,400	5,681	7,069			12,750
Net loss	-	-	-	(3,076)		(3,076)

BALANCE, MARCH 31, 2004	79,094,000	$ 79,094	$ (37,094)	$ (28,635)	$ -	$ 13,365
Cancellation of shares	(668,400)	(668)	668	-		-
Net loss	-	-	-	(35,689)		(35,689)

BALANCE, MARCH 31, 2005	78,425,600	$ 78,426	$ (36,426)	$ (64,324)	$ -	$ (22,324)
Net loss	-	-	-	(155,183)		(155,183)

BALANCE, MARCH 31, 2006	78,425,600	$ 78,426	$ (36,426)	$ (219,507)	$ -	$ (177,507)
Shares issued for acquisition	16,000,000	16,000	5,584,000	-	-	5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000	-	-	2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the period	-	-	-	(6,546,554)	-	(6,546,554)
Net change in foreign currency translation					(16,838)	(16,838)

BALANCE, MARCH 31, 2007	84,425,600	$ 84,426	$ 8,057,574	$ (6,766,061)	$ (16,838)	$ 1,359,101

Net loss	-	-	-	(1,184,308)	-	(1,184,308)
Net change in foreign currency translation	-	-	-	-	16,326	16,326

BALANCE, MARCH 31, 2008	84,425,600	$ 84,426	$ 8,057,574	$ (7,950,369)	$ (512)	$ 191,119

Net loss	-	-	-	(474,833)	-	(474,833)
Net change in foreign currency translation	-	-	-	-	(10,776)	(10,776)

BALANCE, JUNE 30, 2008	84,425,600	$ 84,426	8,057,574	$ (8,425,202)	(11,288)	(294,490)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2008 and 2007, and

For the period February 6, 2002 (Date of Inception) to June 30, 2008

	For the three months ended June 30,		For the Period from February 6, 2002 (inception) to June 30, 2008
	2008	2007
Cash Flows From Operating Activities
Net loss	$ (474,833)	$ (238,482)	$ (8,425,202)
Depreciation	232	-	2,732
Amortization	-	-	2,500
Impairment of goodwill	-	-	5,735,753
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	(57,320)	(1,045)	(85,100)
(Increase) decrease in prepaid expense	(335)	-	(1,530)
Security deposit	-	-	(10,000)
Increase (decrease) in accounts payable	(160,961)	(6,925)	70,781

Net cash used in operating activities	(693,217)	(246,452)	(2,710,066)

Cash Flows From Investing Activities
Purchase of equipment	(2,787)	-	(2,787)
Option agreement	-	-	(2,500)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	(2,787)	-	(55,287)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from notes payable	-	-	561,208
Repayment of notes payable	-	-	(215,738)
Notes payable to related party	-	-	22,500

Net cash provided by financing activities	-	-	2,909,970

Effect of Exchange Rate Changes on Cash	(10,776)	11,621	3,049
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	399,782	210,672	1,605,541
	389,006	222,293	(57,183)

Increase(decrease) in cash and cash equivalents	(306,998)	(24,159)	87,434

Cash and Cash Equivalents, Beginning of Period	394,432	170,878	-

Cash and Cash Equivalents, End of Period	$ 87,434	$ 146,719	$ 87,434

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note 1	Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2008 annual financial statements.

Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended March 31, 2009.

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

The Company is currently conducting a drilling project in Mendoza, Argentina, by its wholly-owned subsidiary, United Energy Metals, Inc. (“UEM”)

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $8,425,202 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. At June 30, 2008, the Company had a working capital deficit of $297,045. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note 2    Nature and Continuance of Operations – (Cont’d)

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

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

June 30, 2008

Note 2    Nature and Continuance of Operations – (Cont’d)

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

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note 2    Nature and Continuance of Operations – (Cont’d)

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note 2     Summaries of Significant Accounting Policies - (Cont'd)

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Note 3	Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA. The Company plans to commence a drilling exploration program as soon as financing is arranged.

Note 4	Value Added Taxes

Accounts receivable in the amount of $79,667 represent a refund receivable of the value added taxes paid by UEM on its exploration expenses. According to Argentina Mining Investment law, certain value added taxes assessed on exploration expenses are refundable.

Note 5	Impairment of Goodwill

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

Note 6	Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of March 31, 2008, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

by the Company. During the year ended March 31, 2008, the Company incurred $120,000 in management fees from Minera Teles Pires Inc. During the current quarter, the Company incurred $30,000 in management fees from Minera Teles Pires Inc.

Note 7	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand. As of June 30, 2008, the note consists of principal balance of $305,550 and accrued interest of $35,912.

Note 8	Common Stock

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Urex” mean Urex Energy Corp., unless otherwise indicated.

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

Our Current Business

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

The targets drill tested to date include: (1) Contreras; (2) Cerro Solo South (CSS); (3) Carbon; (4) Maple South; and (5) Plateau (see Figure 1). Our exploration strategy on our Argentina uranium properties is to conduct a first pass, broadly spaced drill programs to identify uranium mineralization and then return for follow-up drilling once initial drill testing is complete on the target set. Four additional target areas remain to be tested in the Cerro Solo Area in this current stage of drilling.

Nine drill holes were completed on the Contreras Target, which is located 11 km northeast of Comision Nacional de Energia Atomica's (CNEA) Cerro Solo uranium deposit. Uranium mineralization at the Contreras Targets occurs near surface in the flat lying Cerro Barcino Formation lake sediments and is projected to be broadly distributed based on in initial mapping. A peak uranium value of 2.32 lbs/ton eU3O8 was obtained from drill hole CS08.

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

* .5 lbs/ton eU3O8 cutoff used in all drill holes

Thirty-seven drill holes were completed on the Carbon Target (see Figure 1) identifying thick zones of anomalous uranium mineralization related to high concentrations of organic carbon in Los Adobes Formation. Drill hole RC08037r from the Carbon Target returned a peak uranium value of 5.74 lbs/ton eU3O8.

Six drill holes were completed on the Maple South Target on 400 meters drill centers indentifying uranium mineralization with drill hole RC08065r yielding a peak value of 0.39 lbs/ton eU3O8.

Drilling just commenced on the Plateau Target (see Figure 1) with two drill holes complete with 19.5 meters of anomalous uranium intersected in drill hole RC08068r (19.5 m @ 121.45 ppm eU3O8 or 0.24 lbs/ton eU3O8).

All of the drill holes on our uranium properties in Argentina are logged with a down-the-hole Calibrated BGR-01 4-Channel Gamma Probe operated by in-house technicians. The BGR-01 4 Channel Gamma Probe was calibrated in February 2008 at the Canadian government calibration site at Fredericton, New Brunswick under the supervision of the manufacturer.

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

RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited interim consolidated financial statements and the notes to the unaudited interim consolidated financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three month periods ended June 30, 2008 and June 30, 2007

Our interim consolidated financial statements report a net loss of $474,833 for the three month period ended June 30, 2008 as compared to a net loss of $238,482 for the three month period ended June 30, 2007. Our accumulated net losses for the period from February 6, 2002, our date of inception, to June 30, 2008 was $8,425,202.

As at June 30, 2008, we had a working capital deficit of $297,045. Our total liabilities as of June 30, 2008 were $535,908, as compared to total liabilities of $696,869 as of March 31, 2008. The change was due primarily to decreases in accounts payable and accrued liabilities.

Cash Flow Used in Operating Activities

Operating activities used cash of $693,217 for the three month period ended June 30, 2008, compared to using $246,452 for the three month period ended June 30, 2007. The increase in cash used during the three month period ended June 30, 2008 was commensurate with an increase in our net loss, accounts receivable, prepaid expenses and accounts payable.

Cash Flow Used in Investing Activities

Investing activities used cash of $2,787 for the three month period ended June 30, 2008 compared to using $nil for the three month period ended June 30, 2007. The cash used in investing activities was a result of the purchase of equipment.

Cash Flow Provided by Financing Activities

Financing activities did not use or generate any cash during the three month periods ended June 30, 2008 and June 30, 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our consolidated financial position and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. We are currently evaluating the potential impact of FSP APB 14-1 upon our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. We are currently evaluating the potential impact of FSP FAS No. 142-3 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

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

As of June 30, 2008, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $474,833 for the three month period ended June 30, 2008, and cumulative net losses of $8,425,202 from inception to June 30, 2008. As of June 30, 2008 we had a working capital deficit of $297,045. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to June 30, 2008, we have incurred aggregate net losses of approximately $8,425,202. Our net loss from operations for the three month period ended June 30, 2008 was $474,833. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
10.9	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008 incorporated by reference from our Annual Report on Form 10-KSB filed on July 15, 2008
31*	Section 302 Certification of Richard Bachman, dated August 19, 2008
32*	Section 906 Certification of Richard Bachman, dated August 19, 2008
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: /s/ Richard Bachman

Richard Bachman

President and Director

August 19, 2008

CW2039231.2