Form 10-Q
period 2008-09-30
UREX ENERGY CORP.
filed 2008-11-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

84,425,600 common shares issued and outstanding as of November 5, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2008, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP
An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$ 26,530	$ 394,432
Funds held in trust	-	460,014
Accounts receivable	80,274	22,347
Prepaid expenses	1,530	1,195
Security deposit	10,000	10,000
Total current assets	118,334	887,988

Fixed Assets, net	2,323	-

Total Assets	$ 120,657	$ 887,988

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 154,149	$ 368,600
Due to related party	-	219
Line of credit	20,037	-
Note payable to related party	22,500	22,500
Notes payable	325,550	305,550

Total current liabilities	522,236	696,869

Long term debt	100,000	-

Stockholders' Deficit
Common stock, $.001 par value 300,000,000 shares authorized
84,425,600 shares issued and outstanding	84,426	84,426
Additional paid-in capital	8,057,574	8,057,574
Deficit accumulated during the exploration stage	(8,639,384)	(7,950,369)
Cumulative transaction gain (loss)	(4,195)	(512)
Total stockholders' deficit	(501,579)	191,119

Total Liabilities and Stockholders' Deficit	$ 120,657	$ 887,988

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended September 30, 2008 and 2007 and
For the period from February 6, 2002 ( Date of Inception) to September 30, 2008
(unaudited)

	For the three		For the six		For the Period
	months ended		months ended		from February 6,
	September 30,		September 30,		2002 (inception)
	2008	2007	2008	2007	to September 30, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	232	-	464	-	464
Management fees	36,686	32,964	72,152	65,970	397,312
Professional fees	22,532	14,628	44,107	28,198	290,982
Consulting fees	-	-	-	-	302,981
Exploration costs	109,743	24,721	501,458	150,465	1,223,717
Interest on loans	4,476	4,710	8,285	9,407	49,084
Investor relation fees	-	31,198	-	85,001	362,572
Travel	-	-	-	-	64,881
General and administrative	40,519	8,576	62,773	17,685	221,764
Impairment of intangible asset	-	-	-		5,735,753

Total operating expenses	214,188	116,797	689,239	356,726	8,649,510

Operating loss	(214,188)	(116,797)	(689,239)	(356,726)	(8,649,510)

OTHER INCOME

Interest income	6	1,894	224	3,341	10,126
Total other income	6	1,894	224	3,341	10,126

Net loss	$ (214,182)	$ (114,903)	$ (689,015)	$ (353,385)	$ (8,639,384)

Weighted average common shares outstanding -
Basic and diluted	84,426,000	84,426,000	84,426,000	84,426,000

Net loss per share – basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period February 6, 2002 (Date of Inception) to September 30, 2008

	Common Stock
	300,000,000 shares authorized		Additional			Total
	Shares	Par Value	Paid-in	Accumulated	Currency	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Translation	Equity

BALANCE, FEBRUARY 2, 2002 (INCEPTION)	-	$ -	$ -	$ -	$ -	$ -
Shares issued at $0.001	33,420,000	33,420	(31,920)	-		1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-		15,500
Net loss	-	-	-	-		-

BALANCE, MARCH 31, 2002	67,954,000	$ 67,954	$ (50,954)	$ -	$ -	$ 17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-		12,250
Net loss		-	-	(25,559)		(25,559)

BALANCE, MARCH 31, 2003	73,412,600	$ 73,413	$ (44,163)	$ (25,559)	$ -	$ 3,691
Shares issued at $0.05	5,681,400	5,681	7,069			12,750
Net loss	-	-	-	(3,076)		(3,076)

BALANCE, MARCH 31, 2004	79,094,000	$ 79,094	$ (37,094)	$ (28,635)	$ -	$ 13,365
Cancellation of shares	(668,400)	(668)	668	-		-
Net loss	-	-	-	(35,689)		(35,689)

BALANCE, MARCH 31, 2005	78,425,600	$ 78,426	$ (36,426)	$ (64,324)	$ -	$ (22,324)
Net loss	-	-	-	(155,183)		(155,183)

BALANCE, MARCH 31, 2006	78,425,600	$ 78,426	$ (36,426)	$ (219,507)	$ -	$ (177,507)
Shares issued for acquisition	16,000,000	16,000	5,584,000	-	-	5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000	-	-	2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the period	-	-	-	(6,546,554)	-	(6,546,554)
Net change in foreign currency translation					(16,838)	(16,838)

BALANCE, MARCH 31, 2007	84,425,600	$ 84,426	$ 8,057,574	$ (6,766,061)	$ (16,838)	$ 1,359,101

Net loss	-	-	-	(1,184,308)	-	(1,184,308)
Net change in foreign currency translation	-	-	-	-	16,326	16,326

BALANCE, MARCH 31, 2008	84,425,600	$ 84,426	$8,057,574	$ (7,950,369)	$ (512)	$ 191,119

Net loss	-	-	-	(689,015)	-	(689,015)
Net change in foreign currency translation	-	-	-	-	(3,683)	(3,683)

BALANCE, SEPTEMBER 30, 2008	84,425,600	$ 84,426	8,057,574	$ (8,639,384)	(4,195)	(501,579)

The accompanying notes are an integral part of these financial statements

UREX ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2008 and 2007, and
For the period February 6, 2002 (Date of Inception) to September 30, 2008
(unaudited)

	For the six		For the Period
	months ended		from February 6,
	September 30,		2002 (inception) to
	2008	2007	September 30, 2008
Cash Flows From Operating Activities
Net loss	$ (689,015)	$ (353,385)	$ (8,639,384)
Depreciation	464	-	2,964
Impairment of goodwill	-	-	5,735,753
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	(57,927)	(2,435)	(85,707)
(Increase) decrease in prepaid expense	(335)	-	(1,530)
Security deposit	-	-	(10,000)
Increase (decrease) in accounts payable	(214,669)	(12,442)	17,073

Net cash used in operating activities	(961,482)	(368,262)	(2,980,831)

Cash Flows From Investing Activities
Purchase of equipment	(2,787)	-	(2,787)
Option agreement	-	-	(2,500)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	(2,787)	-	(55,287)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from notes payable	20,000	-	581,208
Repayment of notes payable	-	-	(215,738)
Notes payable to related party	-	-	22,500
Line of credit	20,037		20,037
Convertible notes payable	100,000	-	100,000

Net cash provided by financing activities	140,037	-	3,050,007

Effect of Exchange Rate Changes on Cash	(3,684)	11,185	12,641
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	460,014	208,778	1,665,773
	456,330	219,963	12,641

Increase(decrease) in cash and cash equivalents	(367,902)	(148,299)	26,530

Cash and Cash Equivalents, Beginning of Period	394,432	170,878	-

Cash and Cash Equivalents, End of Period	$ 26,530	$22,579	$ 26,530

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 1	Interim Reporting

While the information presented in the accompanying interim three and six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2008 annual financial statements.

Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended March 31, 2009.

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

The Company is currently conducting an exploration drilling program on its Cerro Solo uranium project in Chubut Province, Argentina, by its wholly-owned subsidiary, United Energy Metals, Inc. (“UEM”).

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $8,639,384 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. At September 30, 2008, the Company had a working capital deficit of $403,902. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 2	Summaries of Significant Accounting Policies - (Cont'd)

Mineral Property Costs– (Cont’d)

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

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 2	Summaries of Significant Accounting Policies – (Cont’d)

Income Taxes – (Cont’d)

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

September 30, 2008

Note 2 Summaries of Significant Accounting Policies - (Cont'd)

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

September 30, 2008

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

Note 3    Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA. The Company plans to commence a drilling exploration program as soon as exploration permits are obtained and financing is arranged.

Note 4    Value Added Taxes

Accounts receivable in the amount of $80,274 represent a refund receivable of the value added taxes paid by UEM on its exploration expenses. According to Argentina Mining Investment law, certain value added taxes assessed on exploration expenses are refundable.

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

The Company paid IMR $50,000 in January 2006 and issued 8,000,000 common shares of the Company to IMR in June 2006. This acquisition was recorded as a purchase of UEM. The value of UEM was determined as the consideration paid plus the fair market value of the shares issued. The purchase price was then allocated against the fair market

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 5 Impairment of Goodwill- (Cont'd)

value of the assets and liabilities assumed, with the balance recorded as goodwill. Because UEM has no proven mineral reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of acquisition.

Note 6	Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of March 31, 2008, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the year ended March 31, 2008, the Company incurred $120,000 in management fees from Minera Teles Pires Inc. During the six months period, the Company incurred $60,000 in management fees from Minera Teles Pires Inc.

Note 7	Line of credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to thirty-five hundred dollars ($35,000) at an 8.5 % interest rate. The current balance of this Line of Credit is twenty thousand and thirty-seven dollars ($20,037).

Note 8	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand. As of September 30, 2008, the note consists of the following:

	Date	Principal	Interest
	November 15, 2005	$82,775	$11,906
	December 01, 2005	18,800	2,663
	January 06, 2006	100,000	13,671
	July 14, 2006	103,975	11,523
	September 30, 2008	20,000	-

	Total	$325,550	$39,763
Note 9	Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that is due August 13, 2010. The note may be converted, from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 9	Convertible Notes Payable – (Cont’d)

stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share. The conversion price shall be subject to adjustments. The minimum amount to be converted is $10,000.

	Date	Principal	Interest
	August 15, 2008	$ 100,000	$ 625
Note 10	Common Stock

Issuance of shares

During the year ended March 31, 2007, the Company issued 10,000,000 shares of common stock at a price of $0.25 per share.

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

Note 11	Subsequent Events

Subsequent to the period ended September 30, 2008, the Company accepted a loan in the amount of $20,000. The loan is unsecured, due on demand and bears an interest rate at 5% per annum.

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

Our Current Business

Since inception, we have been primarily engaged in the acquisition and exploration of uranium properties, but have not yet realized any revenues from our operations. Currently, we have two uranium properties, the Rio Chubut Property located in the Chubut Province of Patagonia, Southern Argentina and the La Jara Mesa Property located in Cibola County, New Mexico.

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

On November 2, 2007, we obtained exploration permits from mining officials in Argentina. An airborne geophysical survey has been completed and field mapping and drilling commenced in February 2008 on the Argentine properties.

We completed 88 reverse circulation drill holes (7624 meters of drilling) on first pass drill testing on five uranium targets on our Cerro Solo area properties in Argentina.

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

We completed a total of nine drill holes on the Contreras Target, which is located 11 km northeast of Comision Nacional de Energia Atomica’s (CNEA) Cerro Solo uranium deposit. Uranium mineralization at the Contreras Target occurs near surface in the flat lying Cerro Barcino Formation lake sediments and is projected to be broadly distributed based on in initial mapping. A peak uranium value of 2.32 lbs/ton eU3O8 was obtained from drill hole CS08.

Seventeen drill holes were completed on CSS identifying a number of uranium zones for follow-up drilling. Partial drill results for CSS are given in Table 1. The CSS property is located on south boundary of CNEA’s Cerro Solo uranium deposit (see Figure 1).

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

* .5 lbs/ton eU3O8 cutoff used in all drill holes

Thirty-seven drill holes were completed on the Carbon Target (see Figure 1 below) identifying thick zones of anomalous uranium mineralization related to high concentrations of organic carbon in Los Adobes Formation. Drill hole RC08037r from the Carbon Target returned a peak uranium value of 5.74 lbs/ton eU3O8.

Six drill holes were completed on the Maple South Target on 400 meters drill centers identifying uranium mineralization with drill hole RC08065r yielding a peak value of 0.39 lbs/ton eU3O8.

During September, 2008, we discovered a new zone of uranium mineralization on the our Cerro Solo Plateau Target in Argentina. The new uranium zone yielded a peak uranium value of 10.0 lbs of eU3O8 per ton (0.42 eU%) which occurs within an intercept of 2.24 meters grading 3.18 lbs eU3O8 per ton (0.13 eU%). The newly discovered uranium mineralization is hosted in flat lying sandstone and conglomerate of the Cretaceous Los Adobes Formation between 60.51 and 62.75 meters below the surface.

Drill Hole RC08-079, which intersected the mineralization, is one of three holes drilled on an east-west fence of holes on 400 meter centers on the west edge of the Plateau Target. Twenty-two drill holes were completed on the Plateau Target and drilling will continue as the newly discovered uranium mineralization is outlined. To date, we have completed 88 drill holes totalling 7624 meters of drilling on our Cerro Solo Argentine properties since February 2008.

Figure 1: Map showing Cerro Solo Area uranium drill targets. (The shaded areas are controlled by our company)

We have contracted a mining engineer to advise our company on potential development plan in Argentina.

We are awaiting exploration permits for our La Jara Mesa Property located in New Mexico, but have been notified by the USFS that Urex will be required to complete an EIS before being allowed to proceed. We decided to put the La Jara Mesa Project on hold while we focus on our Argentine properties. During the next twelve month period, we plan to continue drilling on our Cerro Solo area properties that lie on the western side of the Rio Chubut Property.

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

For the three month periods ended September 30, 2008 and September 30, 2007

We did not generate any revenues for the three months ended September 30, 2008 and 2007. Our operating activities during these periods consisted primarily of the exploration of, and drilling on, our properties in Argentina.

Operating expenses for the three months ended September 30, 2008 were $214,188 compared to $116,797 for the three months ended September 30, 2007. Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses. Management fees for the three months ended September 30, 2008 were $36,686 compared to $32,964 for the three months ended September 30, 2007. Professional fees for the three months ended September 30, 2008 were $22,532 compared to $14,628 for the three months ended September 30, 2007. Exploration costs for the three months ended September 30, 2008 were $109,743 compared to $24,721 for the three months ended September 30, 2007. Interest on loans for the three months ended September 30, 2008 was $4,476 compared to $4,710 for the three months ended September 30, 2007. Investor relations fees for the three months ended September 30, 2008 were $nil compared to $31,198 for the three months ended September 30, 2007. General and administrative expenses for the three months ended September 30, 2008 were $40,519 compared to $8,576 for the three months ended September 30, 2007. The overall increase in operating expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to increased exploration and drilling activities on our properties in Argentina.

Our net loss for the three month period ended September 30, 2008 was $214,182 or $(0.01) per share compared to $114,903 or $(0.01) for the three month period ended September 30, 2007. The weighted average number of shares outstanding was 84,426,000 at September 30, 2008 compared to 84,426,000 at September 30, 2007.

For the six month periods ended September 30, 2008 and September 30, 2007

We did not generate any revenues for the six months ended September 30, 2008 and 2007. Our operating activities during these periods consisted primarily of the exploration of, and drilling on, our properties in Argentina.

Operating expenses for the six months ended September 30, 2008 were $689,239 compared to $356,726 for the six months ended September 30, 2007. Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses. Management fees for the six months ended September 30, 2008 were $72,152 compared to $65,970 for the six months ended September 30, 2007. Professional fees for the six months ended September 30, 2008 were $44,107 compared to $28,198 for the six months ended September 30, 2007. Exploration costs for the six months ended September 30, 2008 were $501,458 compared to $150,465 for the six months ended September 30, 2007. Interest on loans for the six months ended September 30, 2008 was $8,285 compared to $9,407 for the six months ended September 30, 2007. Investor relations fees for the six months ended September 30, 2008 were $nil compared to $85,001 for the six months ended September 30, 2007. General and administrative expenses for the six months ended September 30, 2008 were $62,773 compared to $17,685 for the six months ended September 30, 2007. The overall increase in operating expenses for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 was primarily due to increased exploration and drilling activities on our properties in Argentina.

Our net loss for the six month period ended September 30, 2008 was $689,015 or $(0.01) per share compared to $353,385 or $(0.01) for the six month period ended September 30, 2007. The weighted average number of shares outstanding was 84,426,000 at September 30, 2008 compared to 84,426,000 at September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2008, we had a working capital deficit of $403,902. Our total liabilities, consisting entirely of current liabilities, as of September 30, 2008 were $522,236, as compared to total liabilities, consisting entirely of current liabilities, of $696,869 as of March 31, 2008. The decrease in our total liabilities was primarily due to decreases in accounts payable and accrued liabilities. Our total assets as of September 30, 2008 were $120,657, consisting of $118,334 in current assets and $2,323 in net fixed assets, as compared to total assets, consisting entirely of current assets, of $887,988 as of March 31, 2008. The decrease in our total assets was primarily due to expenditures in connection with the exploration and drilling of our properties in Argentina which resulted in decreases in cash and funds held in trust.

Cash Flow Used in Operating Activities

Operating activities used cash of $961,482 for the six month period ended September 30, 2008, compared to using $368,262 for the six month period ended September 30, 2007. The increase in cash used during the six month period ended September 30, 2008 was commensurate with an increase in our net loss, accounts receivable and prepaid expenses and payments of outstanding accounts payable.

Cash Flow Used in Investing Activities

Investing activities used cash of $2,787 for the six month period ended September 30, 2008 compared to using $nil for the six month period ended September 30, 2007. The cash used in investing activities was a result of the purchase of equipment.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $140,037 for the six month period ended September 30, 2008 compared to generating cash of $nil for the six month period ended September 30, 2007. The cash generated from financing activities was from the issuance of notes payable, line of credit and the issuance of convertible notes payable.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our majority-owned subsidiary, United Energy Metals S.A. All significant intercompany accounts and transactions have been eliminated.

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

As of September 30, 2008, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $214,182 for the three month period ended September 30, 2008, and cumulative net losses of $8,639,384 from inception to September 30, 2008. As of September 30, 2008 we had a working capital deficit of $403,902. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to September 30, 2008, we have incurred aggregate net losses of approximately $8,639,384. Our net loss from operations for the three month period ended September 30, 2008 was $214,188. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006

3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
(4)	Instruments defining the rights of security holders, including indentures
4.1	2008 Stock Plan, effective October 16, 2008 (incorporated by reference from our registration statement of Form S-8 filed on October 29, 2008)
4.2	Form of Stock Option Agreement (incorporated by reference from our registration statement of Form S-8 filed on October 29, 2008)
4.3	Form of Restricted Share Grant Agreement (incorporated by reference from our registration statement of Form S-8 filed on October 29, 2008)
(10)	Material Contracts
10.1	Consulting Agreement between our company and Minera Teles Pires Inc., dated September 27, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.2	Assignment Agreement between our company and International Mineral Resources Inc., dated September 22, 2005 incorporated by reference from our Current Report on Form 8-K filed on September 29, 2005
10.3

Option Agreement between International Mineral Resources Inc. and United Energy Metals S.A., dated September 21, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
10.9	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008 incorporated by reference from our Annual Report on Form 10-KSB filed on July 15, 2008
10.10	Convertible Note with Four Tong Investments Limited, dated August 19, 2008 incorporated by reference on Form 8-K filed on August 26, 2008
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification of Richard Bachman
(32)	Section 1350 Certification
32.1*	Section 906 Certification of Richard Bachman
(99)	Additional Exhibits
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: /s/ Richard Bachman

Richard Bachman

President and Director

November 14, 2008

CW2216902.4