Form 10-Q
period 2008-12-31
UREX ENERGY CORP.
filed 2009-02-17
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

93,425,600 common shares issued and outstanding as of February 10, 2008

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended December 31, 2008, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

The interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$ 11,876	$ 394,432
Funds held in trust	-	460,014
Accounts receivable	116,061	22,347
Prepaid expenses	249,030	1,195
Security deposit	10,000	10,000
Advance on assignment agreement	-	-
Total current assets	386,967	887,988

Fixed Assets, net	2,091	-

Total Assets	$ 389,058	$ 887,988

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 465,541	$ 368,600
Due to related party	-	219
Line of credit	26,648	-
Note payable to related party	22,500	22,500
Notes payable	405,550	305,550

Total current liabilities	920,239	696,869

Long term debt	100,000	-

Stockholders' Deficit
Common stock, $.001 par value 300,000,000 shares authorized
93,425,600 and 84,425,600 shares issued and outstanding	93,426	84,426
at December 31, 2008 and March 31, 2008, respectively
Additional paid-in capital	8,318,574	8,057,574
Deficit accumulated during the exploration stage	(9,036,960)	(7,950,369)
Cumulative transaction loss	(6,221)	(512)
Total stockholders' deficit	(631,181)	191,119

Total Liabilities and Stockholders' Deficit	$ 389,058	$ 887,988

                                    The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended December 31, 2008 and 2007 and
For the period from February 6, 2002 ( Date of Inception) to December 31, 2008
(unaudited)

	For the three		For the nine		For the Period
	months ended		months ended		from February 6,
	December 31,		December 31,		2002 (inception)
	2008	2007	2008	2007	to December 31, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	233	-	697	-	697
Management fees	33,960	33,011	106,112	98,981	431,272
Professional fees	36,711	9,756	80,818	37,954	327,693
Consulting fees	22,500	-	22,500	-	325,481
Exploration costs	290,210	16,366	791,668	166,831	1,513,927
Interest on loans	5,966	4,736	14,251	14,143	55,050
Investor relation fees	-	31,679	-	116,680	362,572
Travel	-	-	-	-	64,881
General and administrative	7,996	11,572	70,769	29,257	229,760
Impairment of intangible asset	-	-	-	-	5,735,753

Total operating expenses	397,576	107,120	1,086,815	463,846	9,047,086

Operating loss	(397,576)	(107,120)	(1,086,815)	(463,846)	(9,047,086)

OTHER INCOME

Interest income	-	1,749	224	5,090	10,126
Total other income	-	1,749	224	5,090	10,126

Net loss	$ (397,576)	$ (105,371)	$ (1,086,591)	$ (458,756)	$ (9,036,960)

Weighted average common shares
Outstanding basic and diluted	90,490,817	84,426,000	86,454,691	84,426,000

Net loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Basic and diluted

                                    The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period February 6, 2002 (Date of Inception) to December 31, 2008

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

UREX ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period February 6, 2002 (Date of Inception) to December 31, 2008

	Common Stock
	300,000,000 shares authorized		Additional			Total
	Shares	Par Value	Paid-in	Accumulated	Currency	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Translation	Equity

BALANCE, MARCH 31, 2008	84,425,600	$ 84,426	$ 8,057,574	$ (7,950,369)	$ (512)	$ 191,119
Shares issued for services at $0.03	4,000,000	4,000	116,000	-		120,000
Shares issued for services at $0.03	1,000,000	1,000	29,000	-		30,000
Shares issued for services at $0.03	4,000,000	4,000	116,000			120,000
Net loss	-	-	-	(1,086,591)		(1,086,591)
Net change in foreign currency translation	-	-	-	-	(5,709)	(5,709)

BALANCE, DECEMBER 31, 2008	93,425,600	$ 93,426	$ 8,318,574	$ (9,036,960)	$ (6,221)	$ (631,181)

                                                                         The accompanying notes are an integral part of these financial statements

UREX ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2008 and 2007, and
For the period February 6, 2002 (Date of Inception) to December 31, 2008
(unaudited)

			For the Period
	For the nine months		from February 6,
	ended December 31,		2002 (inception) to
	2008	2007	December 31, 2008
Cash Flows From Operating Activities
Net loss	$ (1,086,591)	$ (458,756)	$ (9,036,960)
Depreciation	697	-	3,197
Impairment of goodwill	-	-	5,735,753
Common stock issued for services	270,000	-	270,000
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	(93,714)	5,433	(116,601)
Increase in prepaid expense	(247,835)	-	(249,030)
Security deposit	-	-	(10,000)
Increase (decrease) in accounts payable	96,721	(22,952)	465,541

Net cash used in operating activities	(1,060,722)	(476,275)	(2,938,100)

Cash Flows From Investing Activities
Purchase of equipment	(2,787)	-	(2,787)
Option agreement	-	-	(2,500)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	(2,787)	-	(55,287)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,444,344
Proceeds from notes payable	100,000	-	621,288
Repayment of notes payable	-	-	(215,738)
Notes payable to related party	-	-	22,500
Line of credit	26,648		26,648
Convertible notes payable	100,000	-	100,000

Net cash provided by financing activities	226,648	-	2,999,042

Effect of Exchange Rate Changes on Cash	(5,709)	10,356	6,221
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	460,014	507,029	1,665,773

	454,305	517,385	6,221

Increase(decrease) in cash and cash equivalents	(382,556)	41,110	11,876

Cash and Cash Equivalents, Beginning of Period	394,432	170,878	-

Cash and Cash Equivalents, End of Period	$ 11,876	$ 211,988	$ 11,876

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ 14,251	$ 14,143	$ 55,050
Cash paid for income taxes	$ -	$ -	$ -

                                             The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1

Interim Reporting

While the information presented in the accompanying interim three and nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2008 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2008 annual financial statements.  Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ended March 31, 2009.

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

The Company is currently conducting a drilling project in Mendoza, Argentina, by its wholly-owned subsidiary, United Energy Metals, Inc. (“UEM”)

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $9,036,960 since inception,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, raising substantial  doubt  about the  Company's  ability to continue as a going  concern.  At December 31, 2008, the Company had a working capital deficit of $531,181.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 4 Summary of Significant Accounting Policies

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123.  FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  For small business filers, FAS 123R is effective for interim or annual periods beginning after December 15, 2005.  The Company adopted FAS 123R on October 1, 2006.

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

Note 5  Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA.  The Company plans to commence a drilling exploration program as soon as financing is arranged.

Note 6  Value Added Taxes

Accounts receivable in the amount of $116,061 represent a refund receivable of the value added taxes paid by UEM on its exploration expenses. According to Argentina Mining Investment law, certain value added taxes assessed on exploration expenses are refundable.

Note 7 Impairment of Goodwill

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

Note 8

Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of March 31, 2008, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  During the year ended March 31, 2008, the Company incurred $120,000 in management fees from Minera Teles Pires Inc. During the nine months period, the Company incurred $90,000 in management fees from Minera Teles Pires Inc.

Note 9  Line of credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to $35,000 at an 8.5 % interest rate.  The current balance of this Line of Credit is $26,648.

Note 10 Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand. As of December 31, 2008, the note consists of the following:

Date	Principal	Interest
November 15, 2005	$ 82,775	$ 12,949
December 01, 2005	18,800	2,900
January 06, 2006	100,000	14,932
July 14, 2006	103,975	12,833

Total	$ 305,550	$ 43,614

The following promissory notes payable are unsecured and bear interest at 6% per annum. They are due on March 1, 2009:

Date	Principal	Interest
September 30, 2008	$ 20,000	$ 302

October 09, 2008	20,000	273
November 12, 2008	20,000	161
December 10, 2008	15,000	52
December 19, 2008	25,000	49

Total	$ 100,000	$ 837

Note 11 Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that is due August 13, 2010.  The note may be converted, from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common   stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share.  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.

Date	Principal	Interest
August 15, 2008	$ 100,000	$ 1,903

Note 12

 Common Stock

Issuance of shares

During the year ended March 31, 2007, the Company issued 10,000,000 shares of common stock at a price of $0.25 per share.

The Company issued 16,000,000 (post-split) common shares to IMR for acquisition of UEM.

Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the quarter ended December 31, 2008, the Company issued 9,000,000 common shares at $0.03 per share totaling $270,000 to consultants for consulting services.

              Cancellation of shares

The former President and former Director of the Company entered into an agreement with the Company to return his 20 million common shares which he beneficially owns back to treasury for cancellation, the 20 million shares were cancelled during 2006.

Forward Stock Split

The Company affected a forward stock split of 2 common shares for each 1 share issued and outstanding.  The merger and forward stock split became effective as of July 3, 2006.  The total issued and outstanding common shares (post-split) are 84,425,600.  All references in the accompanying financial statements to the number of common shares and the per-share amounts have been restated to reflect the forward stock split.

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

We completed 88 reverse circulation (RC) drill holes (7624 meters of drilling) on first pass drill testing on five uranium targets on our Cerro Solo area properties in Argentina.

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

Seventeen drill holes were completed on CSS identifying a number of uranium zones for follow-up drilling.  Partial drill results for CSS are given in Table 1.  The CSS property is located on south boundary of CNEA’s Cerro Solo uranium deposit (see Figure 1).  The Company controls mineral claims for 12 kilometers on trend to the southeast from the CSS uranium mineralization.

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

* .5 lbs/ton eU3O8 cutoff used in all drill holes

Thirty-seven drill holes were completed on the Carbon Target (see Figure 1 below) identifying thick zones of anomalous uranium mineralization related to high concentrations of organic carbon in Los Adobes Formation.  Drill hole RC08037r from the Carbon Target returned a peak uranium value of 5.74 lbs/ton eU3O8. The Carbon uranium mineralization is open to the south where Urex controls mineral claims for 9 kilometres on trend.

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

The Plateau uranium mineralization is hosted in flat lying sandstone and conglomerate of the Cretaceous Los Adobes Formation and lies within the influence of a series of northwest-southeast trending faults similar to a set of parallel faults that brackets the CNEA’s Cerro Solo uranium deposit.

Urex controls mineral claims for 7 kilometers on trend to the northwest of the current Plateau drilling.

To date, we have completed 88 drill holes totalling 7624 meters of drilling on our Cerro Solo Argentine properties since February 2008.

Figure 1: Map showing Cerro Solo Area uranium drill targets. (The shaded areas are controlled by our company)

All of the drill holes on the Company’s uranium properties in Argentina are logged with a Company owed down-the-hole Calibrated BGR-01 4-Channel Gamma Probe operated by in-house technicians.  The BGR-01 4 Channel Gamma Probe was calibrated in February 2008 at the Canadian government calibration site at Fredericton, New Brunswick under the supervision of the manufacturer and is the only calibrated gamma probe in Argentina.

The Company’s operations will continue to be managed out of the town of Passo de Indios which is located 60 kilometers from the Cerro Solo project site.

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

For the three month periods ended December 31, 2008 and December 31, 2007

We did not generate any revenues for the three months ended December 31, 2008 and 2007.  Our operating activities during these periods consisted primarily of the exploration of, and drilling on, our properties in Argentina.

Operating expenses for the three months ended December 31 2008 were $397,576 compared to $107,120 for the three months ended December 31, 2007.  Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses.  Management fees for the three months ended December 31, 2008 were $33,960 compared to $33,011 for the three months ended December 31, 2007.  Professional fees for the three months ended December 31, 2008 were $36,711 compared to $9,756 for the three months ended December 31, 2007.  Exploration costs for the three months ended December 31, 2008 were $290,210 compared to $16,366 for the three months ended December 31, 2007.  Interest on loans for the three months ended December 31, 2008 was $5,966 compared to $4,736 for the three months ended December 31, 2007.  Investor relations fees for the three months ended December 31, 2008 were $nil compared to $31,679 for the three months ended December 31, 2007.  General and administrative expenses for the three months ended December 31, 2008 were $7,996 compared to $11,572 for the three months ended December 31, 2007.  The overall increase in operating expenses for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 was primarily due to increased exploration and drilling activities on our properties in Argentina.

Our net loss for the three month period ended December 31, 2008 was $397,576 or $(0.01) per share compared to $105,371 or $(0.01) for the three month period ended December 31, 2007.  The weighted average number of shares outstanding was 90,490,817 at December 31, 2008 compared to 84,426,000 at December 31, 2007.

For the nine month periods ended December 31, 2008 and December 31, 2007

We did not generate any revenues for the nine months ended December 31, 2008 and 2007.  Our operating activities during these periods consisted primarily of the exploration of, and drilling on, our properties in Argentina.

Operating expenses for the nine months ended December 31, 2008 were $1,086,591 compared to $463,846  for the nine months ended December 31, 2007.  Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses.  Management fees for the nine months ended December 31, 2008 were $106,112 compared to $98,981 for the nine months ended December 31, 2007.  Professional fees for the nine months ended December 31, 2008 were $80,818 compared to $37,954 for the nine months ended December 31, 2007.  Exploration costs for the nine months ended December 31, 2008 were $791,668 compared to $166,831 for the nine months ended December 31, 2007.  Interest on loans for the nine months ended December 31, 2008 was $14,251 compared to $14,143 for the nine months ended December 31, 2007.  Investor relations fees for the nine months ended December 31, 2008 were $nil compared to $116,680 for the nine months ended December 31, 2007.  General and administrative expenses for the nine months ended December 31, 2008 were $70,769 compared to $29,257 for the nine months ended December 31, 2007.  The overall increase in operating expenses for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 was primarily due to increased exploration and drilling activities on our properties in Argentina.

Our net loss for the nine month period ended December 31, 2008 was $1,086,591 or $(0.01) per share compared to $463,846  or $(0.01) for the nine month period ended December 31, 2007.  The weighted average number of shares outstanding was 86,454,691 at December 31, 2008 compared to 84,426,000 at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2008, we had a working capital deficit of $533,272.  Our total liabilities, consisting entirely of current liabilities, as of December 31, 2008 were $920,239, as compared to total liabilities, consisting entirely of current liabilities, of $696,869 as of March 31, 2008.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, notes payable and our use of our line of credit.  Our total assets as of December 31, 2008 were $389,058, consisting of $386,967 in current assets and $2,091 in net fixed assets, as compared to total assets, consisting entirely of current assets, of $887,988 as of March 31, 2008.  The decrease in our total assets was primarily due to expenditures in connection with the exploration and drilling of our properties in Argentina which resulted in decreases in cash and funds held in trust.

Cash Flow Used in Operating Activities

Operating activities used cash of $1,060,722 for the nine month period ended December 31, 2008, compared to using $476,275 for the nine month period ended December 31, 2007.  The increase in cash used during the nine month period ended December 31, 2008 was commensurate with an increase in our net loss, accounts receivable and prepaid expenses and payments of outstanding accounts payable.

Cash Flow Used in Investing Activities

Investing activities used cash of $2,787 for the nine month period ended December 31, 2008 compared to using $nil for the nine month period ended December 31, 2007.  The cash used in investing activities was a result of the purchase of equipment.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $226,648 for the nine month period ended December 31, 2008 compared to generating cash of $nil for the nine month period ended December 31, 2007.  The cash generated from financing activities was from the issuance of notes payable, line of credit and the issuance of convertible notes payable.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $397,576 for the three month period ended December 31, 2008, and cumulative net losses of $9,047,086 from inception to December 31, 2008.  As of December 31, 2008 we had a working capital deficit of $533,272.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to December 31, 2008, we have incurred aggregate net losses of approximately $9,036,960.  Our net loss from operations for the three month period ended December 31, 2008 was $397,576.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

February 16, 2009