Form 10-K
period 2009-03-31
UREX ENERGY CORP.
filed 2009-07-14
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                            Accelerated Filer ☐

Non-accelerated Filer ☐                                                             Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock as quoted on the OTC Bulletin Board on July 10, 2009 was $1,528,512 (76,425,600 common shares at $0.02).

As of June 30, 2009, there were outstanding 104,425,600 shares of common stock.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as oil and gas. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•           our ability to attract and retain management;

•           our growth strategies;

•           anticipated trends in our business;

•           our future results of operations;

•           our ability to make or integrate acquisitions;

•           our liquidity and ability to finance our exploration, acquisition and development activities;

•           our ability to successfully and economically explore for and develop uranium resources;

•           market conditions in the uranium  industry;

•           the timing, cost and procedure for acquisitions;

•           the impact of government regulation;

•           estimates regarding future net revenues from uranium  reserves and the present value thereof;

•           planned capital expenditures (including the amount and nature thereof);

•           the number of wells we anticipate being drilled in the future;

•           estimates, plans and projections relating to acquired properties;

•           the number of potential drilling locations on lands in which we have an interest;

•           our financial position, business strategy and other plans and objectives for future operations;

•           the possibility that our acquisitions may involve unexpected costs;

•           the volatility in commodity prices for uranium;

•           the availability and costs of drilling rigs and other oilfield services use by the operators of properties in which we have an interest;

•           environmental risks;

•           exploration and development risks;

•           competition;

•           the ability of our management team to execute its plans to meet its goals; and

•           other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings “Risk factors”, “Management’s discussion and analysis of financial condition and results of operations”, “Business” and elsewhere in this report.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “Company”, “we”, “us”, “our”, and “Urex” mean Urex Energy Corp., unless otherwise indicated.

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

Going Concern Issues

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon attaining and maintaining profitable operations and raising additional capital. We are actively currently seeking additional funding through various methods, but due to current market conditions funding may not be readily available. In addition, our current liabilities exceeded our current assets at March 31, 2009 and at the date of this report. One of the reasons for our current financial position is that we have suffered significant cost overruns on one of our projects. These conditions indicate the existence of a material uncertainty which may cast significant doubt over our ability to continue as a going concern.

Management is currently considering other options should current efforts to secure new funding be unsuccessful. These could include the establishment of a form of liquidating trust to hold the assets of the Company for the benefit of shareholders or the sale of the Company’s assets as part of a liquidation and, after discharging obligations, distributing the remaining proceeds, if any, to shareholders. Our Board of Directors is also actively considering deregistering from the Securities Exchange Act of 1934, if in its best judgment the costs of the requirements of being a compliant public company outweigh the benefits to shareholders and if we are eligible to deregister.

Our financial results depend upon many factors, particularly the price of uranium and our ability to market our production. Commodity prices are affected by changes in market demands, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future uranium prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, if any, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of  uranium  reserves at economical costs are critical to our long-term success.

Access to Company Reports

For further information pertaining to us, you may inspect without charge at the public reference facilities of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 any of our filings with the SEC. Copies of all or any portion of the documents may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information that is filed electronically with the SEC. The website can be accessed at www.sec.gov.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $1,404,241 for the fiscal year ended March 31, 2009, and cumulative losses of $9,354,610 from inception to March 31, 2009.  As of March 31, 2009 we had working capital deficit of $864,236.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to March 31, 2009, we have incurred aggregate losses of approximately $9,364,736. Our loss from operations for the fiscal year ended March 31, 2009 was $1,404,241.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

240000 mE
250000 mE
260000 mE
N
334
Melrich
U Deposit
3910000 mN
53
La Jara Mesa
U Deposit
Urex Energy Corporation's
La Jara Mesa Mineral Claims
3900000 mN
547
Interstate Highway 40
Grants
New Mexico
40
0
4
8
kilometres
UTM Zone 13 : NAD27 Projection

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

N
-43º
-44º
-69º
-68º
-67º
Cateo
Untied Energy N
Uranium Deposit
(approximate location)
Deposit
Urex Claims
29
30
14
7
10
1
2
3
27
4
28
5
16
13
18
34
33
37
LOS ADOBES
CERRO SOLO
CERRO CONDOR
Decommissioned Uranium
Processing Facility
Rio Chubut
Las Plumas
NR
25
Paso
de
Los Indios
Urex Claims
Figure 2
Brian Cole Geological Services
Urex Energy Corporation
Rio Chubut Uranium Project
Cubut Province, Argentina
CATEO LOCATION
Date:30/6/2005
Author: B. Cole
Office:
Drawing:
Scale: 1:1000000
Projection: Longitude / Latitude (WGS 84)
0
12.5
25
50
kilometres

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
March 31, 2009	$0.04	$0.01
December 31, 2008	$0.05	$0.02
September 30, 2008	$0.10	$0.04
June 30, 2008	$0.16	$0.09
March 31, 2008	$0.19	$0.11
December 31, 2008	$0.251	$0.105
September 30, 2007	$0.24	$0.09
June 30, 2007	$0.36	$0.22
March 31, 2007	$1.15	$0.55

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

Holders

On March 31, 2009, the shareholders' list of our common shares showed nine registered shareholders and 104,425,600 common shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended March 31, 2009 that were not otherwise reported in a quarterly report filed on Form 10-Q or in a current report filed on Form 8-K.

Equity Compensation Plan Information

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock.  As of July 10, 2009, there were no options issued under our 2007 Stock Option Plan.

The following table provides a summary of the number of stock options granted under the 2007 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2007 Stock Option Plan, all as at March 31, 2009.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2009.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

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

We completed 88 drill holes totalling 7624 meters of drilling on first pass drill testing on five uranium targets on our Cerro Solo area properties in Argentina since February 2008.

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

The Company is awaiting an exploration permits for our La Jara Mesa Property located in New Mexico, but have been notified by the USFS (United States Forest Service) that Urex will be required to complete an EIS (Environmental Impact Statement) or wait for the USFS to complete an EIS before being allowed to proceed.  We have decided to allow the USFS to complete an EIS due to cost and have put the La Jara Mesa Project on hold.

During the next twelve month period, we plan to put all exploration activities including Argentina and New Mexico on hold due to limited operating funds.  Given the current difficult financial and economic environment the Company is considering alternatives to conventional financing due to limited availability of financing at desirable terms.

Financing for necessary to continue drilling on our Cerro Solo area properties that lie on the western side of the Rio Chubut Property will cost $1.85 million as set forth below:

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

We incurred a loss of $1,244,241 for the fiscal year ended March 31, 2009 compared to a loss of $1,184,308 for the fiscal year ended March 31, 2008.  As of March 31, 2009 we had working capital deficit of $599,696 compared to working capital of $191,118 as of March 31, 2008.

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

Exploration and Development Costs

We have applied for a permit to start an exploration program in regards to our La Jara Mesa Property consisting of approximately 3200 metres (10,000 feet) of drilling planned (10 holes).  The drill program is designed to test for the extension of uranium mineralization defined at Laramide Resources’ La Jara Meza Deposit located on the south-western corner of the property.

The Company is awaiting an exploration permits for our La Jara Mesa Property located in New Mexico, but have been notified by the USFS (United States Forest Service) that Urex will be required to complete an EIS (Environmental Impact Statement) or wait for the USFS to complete an EIS before being allowed to proceed.  We have decided to allow the USFS to complete an EIS due to cost and have put the La Jara Mesa Project on hold.

To date, we have completed 88 drill holes totalling 7624 meters of drilling on our Cerro Solo Argentine properties since February 2008.

During the next twelve month period, we plan to put all exploration activities including Argentina and New Mexico on hold due to limited operating funds.  Given the current difficult financial and economic environment the Company is considering alternatives to conventional financing due to limited availability of financing at desirable terms.

Capital Expenditures

As of March 31, 2009, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

RESULTS OF OPERATIONS

As at March 31, 2009, we had working capital deficit of $864,236.  Our consolidated financial statements report a net loss of $1,404,241 for the fiscal year ended March 31, 2009 as compared to a net loss of $1,184,308 for the fiscal year ended March 31, 2008.  Our accumulated losses for the period from February 6, 2002, our date of inception, to March 31, 2009 was $9,354,610.

Our total liabilities as of March 31, 2009 were $980,670, as compared to total liabilities of $696,869 as at March 31, 2008.  The change was due primarily to increases in accounts payable and accrued liabilities.

Cash Flow Used in Operating Activities

Operating activities used cash of $1,087,799 for the fiscal year ended March 31, 2008, compared to using $932,792 for the fiscal year ended March 31, 2008.  The increase in cash used during the fiscal year ended March 31, 2009 was commensurate with an increase in our accounts receivable and prepaid expenses.

Cash Flow Used in Investing Activities

Investing activities used cash of $2,788 for the fiscal year ended March 31, 2009 and did not generate any cash during the fiscal years ended March 31, 2009 and March 31, 2008.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $263,147 for the fiscal year ended March 31, 2009 as compared to used cash of $65,738 for the fiscal year ended March 31, 2008.  The increase in cash provided from financing activities for the fiscal year ended March 31, 2009 resulted from loans to the company.

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

Due to the uncertainty of our company’s ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended March 31, 2009, our company’s independent auditors included an explanatory paragraph regarding concerns about our company’s ability to continue as a going concern.

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

NEW ACCOUNTING PRONOUNCEMENTS

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

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

It is the opinion of management that the audited financial statements for the fiscal year ended March 31, 2009 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated July 11, 2009;

Consolidated Balance Sheets at March 31, 2009 and 2008;

Statements of Operations for the years ended March 31, 2009 and 2008;

Statements of Changes in Stockholders Equity for the period February 6, 2002 to March 31, 2009;

Statements of Cash Flows for the years ended March 31, 2009 and 2008, and the period from February 6, 2002 (inception) to March 31, 2009; and

Notes to the Consolidated Financial Statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the years ended March 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

UREX Energy Corp.:

We have audited the accompanying consolidated balance sheet of UREX Energy Corp. (hereinafter referred to as “the Company”) as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2009 and 2008 and for the period from February 6, 2002 (inception) to March 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UREX Energy Corp. as of March 31, 2009 and 2008 the results of its consolidated operations and cash flows for the years then ended and the period from February 6, 2002 (inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $9,354,610 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

July 13, 2009

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2009	2008
	(audited)	(audited)
ASSETS
Current Assets
Cash	$ 2,292	$ 394,432
Funds held in trust	-	460,014
Accounts receivable	100,753	22,347
Prepaid expenses	1,530	1,195
Security deposit	10,000	10,000
Advance on assignment agreement	-	-
Total current assets	114,575	887,988

Fixed Assets, net	1,859	-

Total Assets	$ 116,434	$ 887,988

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 489,473	$ 368,600
Due to related party	-	219
Line of credit	28,147	-
Note payable to related party	22,500	22,500
Notes payable	440,550	305,550

Total current liabilities	980,670	696,869

Long term debt	100,000	-

Total liabilities	1,080,670	696,869

Stockholders' Deficit
Common stock, $.001 par value 300,000,000 shares authorized
104,425,600 and 84,425,600 shares issued and outstanding	104,426	84,426
at March 31, 2009 and March 31, 2008, respectively
Additional paid-in capital	8,417,574	8,057,574
Deficit accumulated during the exploration stage	(9,354,610)	(7,950,369)
Deferred consulting fees	(106,400)	-
Cumulative transaction loss	(25,226)	(512)
Total stockholders' deficit	(964,236)	191,119

Total Liabilites and Stockholders' Deficit	$ 116,434	$ 887,988

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2009 and 2008 and

For the period from February 6, 2002 ( Date of Inception) to March 31, 2009

(Audited)

	For the year Ended March 31, 2009	For the year Ended March 31, 2008	For the Period from February 6, 2002 (inception) to March 31, 2009
REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	929	-	929
Management fees	144,147	133,208	469,307
Professional fees	95,348	64,263	342,223
Consulting fees	273,600	23,985	576,581
Exploration costs	802,942	575,074	1,525,201
Interest on loans	20,966	15,319	61,765
Investor relation fees	-	286,798	362,572
Travel	-	28,615	64,881
General and administrative	66,533	63,406	225,524
Impairment of intangible asset	-	-	5,735,753

Total operating expenses	1,404,465	1,190,668	9,364,736

Operating loss	(1,404,465)	(1,190,668)	(9,364,736)

OTHER INCOME

Interest income	224	6,360	10,126
Total other income	224	6,360	10,126

Net loss	$ (1,404,241)	$ (1,184,308)	$ (9,354,610)

Weighted average common shares outstanding - Basic and diluted	89,077,655	84,426,000

Net loss per share – basic and diluted	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period February 6, 2002 (Date of Inception) to March 31, 2009

	Common Stock 300,000,000 shares authorized		Additional Paid-in Capital	Accumulated Deficit	Currency Translation		Total Shareholders’ Equity
	Shares Issued	Par Value $0.001 per share				Deferred Fees
Balance, February 2, 2002 (Inception)	-	$ -	$ -	$ -	$ -		$ -
Shares issued at $0.001	33,420,000	33,420	(31,920)	-			1,500
Shares issued at $0.001	34,534,000	34,534	(19,034)	-			15,500
Net loss	-	-	-	-			-

Balance, March 31, 2002	67,954,000	$ 67,954	$ (50,954)	$ -	$ -		$ 17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-			12,250
Net loss	-	-	-	(25,559)			(25,559)

Balance, March 31, 2003	73,412,600	$ 73,413	$ (44,163)	$ (25,559)	$ -		$ 3,691
Shares issued at $0.05	5,681,400	5,681	7,069				12,750
Net loss	-	-	-	(3,076)			(3,076)

Balance, March 31, 2004	79,094,000	$79,094	$ (37,094)	$ (28,635)	$ -		$ 13,365
Cancellation of shares	(668,400)	(668)	668	-			-
Net loss	-	-	-	(35,689)			(35,689)

Balance, March 31, 2005	78,425,600	$78,426	$ (36,426)	$ (64,324)	$ -		$ (22,324)
Net loss	-	-	-	(155,183)			(155,183)

Balance, March 31, 2006	78,425,600	$ 78,426	$ (36,426)	$ (219,507)	$ -		$ (177,507)
Shares issued for acquisition	16,000,000	16,000	5,584,000				5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000				2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000				-
Net loss for the period				(6,546,554)			(6,546,554)
Net change in foreign currency translation					(16,838)		(16,838)

Balance, March 31, 2007	84,425,600	$ 84,426	$ 8,057,574	$ (6,766,061)	$ (16,838)		$ 1,359,101

Net loss for the period				(1,184,308)			(1,184,308)
Net change in foreign currency translation					16,326

Balance, March 31, 2008	84,425,600	$ 84,426	$ 8,057,574	$ (7,950,369)	$ (512)		$ 191,119

Shares issued for services at $0.03	4,000,000	4,000	116,000				120,000
Shares issued for services at $0.03	1,000,000	1,000	29,000				30,000
Shares issued for services at $0.03	4,000,000	4,000	116,000				120,000
Shares issued for services at $0.01	11,000,000	11,000	99,000				110,000
Net loss for the period				(1,404,241)			(1,404,241)
Deferred Consulting Fees						(106,400)	(106,400)
Net change in foreign currency
Translation	___________	______________	____________	____________	____(24,715)		_____(24,715)

Balance, March 31, 2009	104,425,600	$ 104,426	$ 8,417,574	$ (9,354,610)	$ (25,227)	$ (106,400)	$ (964,236)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2009 and 2008, and

For the period from February 6, 2002 (Date of Inception) to March 31, 2009

	Twelve months ended March 31, 2009	Twelve months ended March 31, 2008	For the Period from February 6, 2002 (inception) to March 31, 2009
Cash Flows From Operating Activities
Net loss	$ (1,404,241)	$ (1,184,308)	$ (9,354,610)
Amortization	929	-	3,429
Impairment of goodwill	-	-	5,735,753
Common stock issued for services	380,000	-	380,000
Deferred consulting fees	(106,400)	-	(106,400)
Changes in current assets and current liabilities:
(Increase) decrease in accounts receivable	(78,406)	(22,347)	(100,753)
(Increase) decrease in prepaid expense	(335)	(1,195)	(1,530)
Security deposit	-	(10,000)	(10,000)
Increase (decrease) in accounts payable	120,654	285,058	489,473

Net cash used in operating activities	(1,087,799)	(932,792)	(2,964,638)

Cash Flows From Investing Activities
Purchase of equipment	(2,788)	-	(2,788)
Option agreement	-	-	(2,500)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	(2,788)	-	(55,288)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Line of credit	28,147	-	28,147
Proceeds from notes payable	235,000	-	656,288
Repayment of notes payable	-	(65,738)	(215,738)
Notes payable to related party	-	-	22,500

Net cash provided by (used in) financing activities	263,147	(65,738)	3,033,197

Effect of Exchange Rate Changes on Cash	(24,715)	16,325	(10,979)
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	460,014	1,205,759	1,665,773
	435,299	1,432,756	(10,979)

Increase in cash and cash equivalents	(392,140)	223,554	2,292

Cash and Cash Equivalents, Beginning of Period	394,432	170,878	-

Cash and Cash Equivalents, End of Period	$ 2,292	$ 394,432	$ 2,292

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $9,354,610  since inception,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, raising substantial  doubt  about the  Company's  ability to continue as a going  concern.  At March 31, 2009, the Company had a working capital deficit of $864,236.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

March 31, 2009

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

March 31, 2009

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

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    March 31, 2009

Note 2   Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    March 31, 2009

Note 2   Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements – Cont’d

 which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    March 31, 2009

Note 2   Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    March 31, 2009

Note 2   Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements – Cont’d

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

Note 4

Value Added Taxes

Accounts receivable in the amount of $100,753 represent a refund receivable of the value added taxes paid by UEM on its exploration expenses.  According to Argentina Mining Investment law, certain value added taxes assessed on exploration expenses are refundable.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Note 7

Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand.

	March 31, 2009	March 31, 2008

November 15, 2005	$ 96,745	$ 92,595
December 01, 2005	21,932	20,989
January 06, 2006	116,164	111,151
July 14, 2006	118,090	112,877

	$ 352,931	$ 337,612

The following promissory notes payable are unsecured and bear interest at 6% per annum. They are due on demand.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Date	Principal	Interest
September 30, 2008	$ 20,000	$ 598
October 09, 2008	20,000	569
November 12, 2008	20,000	457
December 10, 2008	15,000	274
December 19, 2008	25,000	419

Total	$ 100,000	$ 2,317

The following promissory notes payable is unsecured and bears interest at 12% per annum.  It is due on demand.

Date	Principal	Interest
February 09, 2009	$ 35,000	$ 219

Note 8 Convertible Notes Payable

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

Date	Principal	Interest
August 15, 2008	$ 100,000	$ 3,153

Note 9

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

March 31, 2009

Note 9

Common Stock – Cont’d

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

Note 10

Income Taxes

The benefit for income taxes from continued operations for the years ended March 31, 2008 and 2007 consist of the following:

	2009	2008
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	497,800	476,300
State	-	-
	497,800	476,300
Increase in valuation allowance	(497,800)	(476,300)
Benefit for income taxes, net	$-	$-

The benefits for 2009 and 2008 were computed by applying the federal and state statutory corporate tax rates as follows:

Statutory federal income tax rate	34.0%
State income taxes Valuation allowance	6.0% (40.0)%
Effective tax rate	(0.0)%

The net deferred tax assets and liabilities are comprised of the following:

	2009	2008
Deferred tax assets:	$-	$-
Current	-
Non-current	3,678,100	3,180,300
Less: valuation allowance	(3,678,100)	(3,180,300)
Net deferred income tax asset	$-	$-

At March 31, 2009, the Company had federal net operating loss carry-forwards totalling approximately $9,200,000 which expire in various years through 2019.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 12

Subsequent Events

Subsequent to the year ended March 31, 2009,

1.

the Company engaged Tamarack Corporation to represent the Company in investor communications and public relations services commencing from yearend to June 30, 2009 for a non-refundable retainer of $50,000.

2.

the Company entered into promissory notes payable of $90,000 that are unsecured and bears 12% interest per annum.  These notes are due on demand.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	President and Director	55	September 28, 2005
Oscar Yoshitaka Yokoi	Director	54	November 8, 2006
Brian Cole	Director	54	January 16, 2007

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Richard Bachman President(1)	2009 2008 2007 2006	120,000 120,000 120,000 60,000(2)	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	120,000 120,000 120,000 60,000

(1)

Mr. Bachman was appointed our President on September 28, 2005.

(2)

Effective October 1, 2005, we began paying under a management consulting agreement with Mineral Teles Pires Inc., a company controlled by Mr. Bachman.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 is deferred until financing is obtained by our company.  As at the fiscal year ended March 31, 2009, $120,000 in management fees was invoiced from Minera Teles Pires Inc.

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

Outstanding Equity Awards at Fiscal Year-End

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock.  As of July 10, 2009, no options were issued under our 2007 Stock Option Plan.

During the year ended March 31, 2009, we did not grant any options to purchase shares of our common stock and no stock options were exercised.

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2009.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 31, 2009.  Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(2)	15.32%
Oscar Yoshitaka Yokoi Alameda das Princesas – 570 Belo Horizonte, Minas Gerais Brazil	Nil	N/A
Brian Cole 3979 Victoria Avenue Vineland, Ontario L0R 2C0 Canada	Nil	N/A
Catherine Barcomb 59 Damonte Ranch Pkwy, Ste B-209 Reno, Nevada	6,000,000	5.74%
Hypo Alpe-Adria-Bank (Liechtenstein)AG Landstrasse 126 A FL Schaan	6,000,000	5.74%
International Mineral Resources Ltd.(3) c/o No. 1 Caribbean Place P.O. Box 97 Leeward Highway Providenciales Turks & Caicos Islands BWI	16,000,000(2)	15.32%
Directors and Executive Officers as a Group	16,000,000(2)	15.32%

(1)

Based on 104,425,600 shares of common stock issued and outstanding as of March 31, 2009.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006

10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
10.9*	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008
31*	Section 302 Certification of Richard Bachman, dated July 13, 2009
32*	Section 906 Certification of Richard Bachman, dated July 13, 2009
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed Jewett, Schwartz & Associates as independent auditors to audit our financial statements for the current fiscal year.  The aggregate fees billed by Jewett, Schwartz & Associates for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-K for the fiscal year ended March 31, 2009 and 2008 were $25,500 and $24,000, respectively.

Audit Related Fees

For the fiscal year ended March 31, 2009 and 2008, the aggregate fees billed for assurance and related services by Jewett, Schwartz & Associates relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $Nil and $5,000, respectively.

Tax Fees

For the fiscal year ended March 31, 2009 and 2008, the aggregate fees billed for tax compliance, by Jewett, Schwartz & Associates were $22,500 and $Nil, respectively.

All Other Fees

For the fiscal year ended March 31, 2009 and 2008, the aggregate fees billed by Jewett, Schwartz & Associates for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil, respectively.

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

The board of directors has considered the nature and amount of the fees billed by Jewett, Schwartz & Associates and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Jewett, Schwartz & Associates.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

/s/ __    Richard Bachman________
By: Richard Bachman
President, Secretary and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: July 13, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ __Richard Bachman_________
By: Richard Bachman
President, Secretary and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: July 13, 2009

/s/ __Brian Cole_____________

By: Brian Cole
Director
Dated: July 13, 2009

/s/ __Oscar Yokoi___________

By: Oscar Yoshitaka Yokoi

Director

Dated: July 13, 2009