Form 10-Q
period 2009-06-30
UREX ENERGY CORP.
filed 2009-08-19
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

104,425,600 common shares issued and outstanding as of June 30, 2009

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2009, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2009	2009

ASSETS
Current Assets
Cash	$ 3,713	$ 1,975
Prepaid expenses	1,530	1,530
Security deposit	10,000	10,000
Assets held for sale	99,680	101,070
Total current assets	114,923	114,575

Property and equipment	1,626	1,859

Total Assets	$ 116,549	$ 116,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 300,883	$ 257,805
Line of credit	28,163	28,147
Note payable to related party	124,867	22,500
Notes payable	440,550	440,550
Liabilities held for sale	205,068	231,668

Total current liabilities	1,099,531	980,670

Long term debt	100,000	100,000

Total liabilities	1,199,531	1,080,670

Commitments and contingencies

Stockholders' Equity (Deficit)
Common stock, $.001 par value 300,000,000 shares authorized
104,425,600 shares issued and outstanding	104,426	104,426
Additional paid-in capital	8,417,574	8,417,574
Deficit accumulated during the exploration stage	(9,538,582)	(9,379,836)
Deferred consulting fees	(66,400)	(106,400)
Total stockholders' equity (deficit)	(1,082,982)	(964,236)

Total Liabilites and Stockholders' Equity (Deficit)	$ 116,549	$ 116,434

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended June 30, 2009 and 2008 and
For the period from February 6, 2002 ( Date of Inception) to June 30, 2009

	For the three	For the three	For the Period
	months ended	months ended	from February 6,
	June 30,	June 30,	2002 (inception)
	2009	2008	to June 30, 2009

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Depreciation	232	232	1,161
Management fees	30,000	15,000	499,307
Professional fees	6,000	21,424	348,223
Consulting fees	40,000	-	616,581
Exploration costs	-	143	1,525,201
Interest on loans	9,983	3,809	71,748
Investor relation fees	50,000	-	412,572
Travel	6,205	-	71,086
General and administrative	5,669	13,970	271,477
Recovery of expenses	(4,402)	-	(4,402)
Impairment of intangible asset	-	-	5,735,753

Total operating expenses	143,687	54,578	9,548,708

Operating loss	(143,687)	(54,578)	(9,548,708)

OTHER INCOME

Interest income	-	218	10,126
Total other income	-	218	10,126

Net loss from continuing operations	$ (143,687)	$ (54,360)	$ (9,538,582)

DISCONTINUED OPERATIONS

Loss from operations of discontinued operations	$ (15,058)	$ (420,473)
Loss from discontinued operations of UEM	$ (1,696,779)	$ (1,156,510)

NET LOSS	$ (1,855,524)	$ (1,631,343)

Weighted average common shares outstanding
Basic and diluted	104,425,600	84,425,600

Earnings per share - Basic
Net loss from continuing operations	$ -	$ -
Net loss from discontinued operations	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

	UREX ENERGY CORP.
	(An Exploration Stage Company)
	STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	For the period February 6, 2002 (Date of Inception) to June 30, 2009
	Common Stock
	300,000,000 shares authorized		Additional		Deferred		Total
	Shares	Par Value	Paid-in	Accumulated	Consulting	Currency	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Fees	Translation	Equity

BALANCE, FEBRUARY 2, 2002 (INCEPTION)	-	$ -	$ -	$ -	$ -	$ -	$ -
Shares issued at $0.001	33,420,000	33,420	(31,920)	-			1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-			15,500
Net loss	-	-	-	-			-

BALANCE, MARCH 31, 2002	67,954,000	$ 67,954	$ (50,954)	$ -	$ -	$ -	$ 17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-			12,250
Net loss		-	-	(25,559)			(25,559)

BALANCE, MARCH 31, 2003	73,412,600	$ 73,413	$ (44,163)	$ (25,559)	$ -	$ -	$ 3,691
Shares issued at $0.05	5,681,400	5,681	7,069				12,750
Net loss	-	-	-	(3,076)			(3,076)

BALANCE, MARCH 31, 2004	79,094,000	$ 79,094	$ (37,094)	$ (28,635)	$ -	$ -	$ 13,365
Cancellation of shares	(668,400)	(668)	668	-			-
Net loss	-	-	-	(35,689)			(35,689)

BALANCE, MARCH 31, 2005	78,425,600	$ 78,426	$ (36,426)	$ (64,324)	$ -	$ -	$ (22,324)
Net loss	-	-	-	(155,183)			(155,183)

BALANCE, MARCH 31, 2006	78,425,600	$ 78,426	$ (36,426)	$ (219,507)	$ -	$ -	$ (177,507)

Shares issued for acquisition	16,000,000	16,000	5,584,000	-		-	5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000	-		-	2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000	-		-	-
Net loss for the period	-	-	-	(6,546,554)		-	(6,546,554)
Net change in foreign currency translation						(16,838)	(16,838)

BALANCE, MARCH 31, 2007	84,425,600	$ 84,426	$ 8,057,574	$ (6,766,061)	$ -	$ (16,838)	$ 1,359,101

Net loss	-	-	-	(1,184,308)		-	(1,184,308)
Net change in foreign currency translation	-	-	-	-		16,326	16,326

BALANCE, MARCH 31, 2008	84,425,600	$ 84,426	$ 8,057,574	$ (7,950,369)	$ -	$ (512)	$ 191,119
Shares issued for services at $0.03	4,000,000	4,000	116,000	-	-	-	120,000
Shares issued for services at $0.03	1,000,000	1,000	29,000	-	-	-	30,000
Shares issued for services at $0.03	4,000,000	4,000	116,000	-	-	-	120,000
Shares issued for services at $0.01	11,000,000	11,000	99,000	-	-	-	110,000
Net loss	-	-	-	(1,404,241)	-	-	(1,404,241)
Deferred consulting fees	-	-	-	-	(106,400)	-	(106,400)
Net change in foreign currency translation	-	-	-	-		(24,715)	(24,715)

BALANCE, MARCH 31, 2009	104,425,600	$ 104,426	$ 8,417,574	$ (9,354,610)	$ (106,400)	$ (25,227)	$ (964,237)
Net loss	-	-	-	(143,687)	-	-	(143,687)
Prior period adjustment	-	-	-	(15,058)	-	-	(15,058)
Deferred consulting fees	-	-	-	-	40,000	-	40,000
Net change in foreign currency translation	-	-	-	(25,227)	-	25,227	-

BALANCE, JUNE 30, 2009	104,425,600	$ 104,426	$ 8,417,574	$ (9,538,582)	$ (66,400)	$ -	$ (1,082,982)

The accompanying notes are an integral part of these financial statements

UREX ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2009 and 2008
For the period February 6, 2002 (Date of Inception) to June 30, 2009

	Three months	Three months	For the Period
	ended	ended	from February 6,
	June 30, 2009	June 30, 2008	2002 (inception)
			to June 30, 2009
Cash Flows From Operating Activities
Net loss	$ (1,855,524)	$ (1,631,343)	$ (11,221,113)
Depreciation and amortization	232	232	3,661
Impairment of goodwill	-	-	5,735,753
Shares issued for services	-	-	380,000
Deferred consulting fees	40,000	-	(66,400)
Loss on sale of discontinued operations	1,696,779	1,156,510	1,696,779
Decrease in assets held for sale	1,390	-	(99,680)
Decrease in liabilities held for sale	(26,600)	-	205,068
Changes in current assets and current liabilities:
Accounts receivable	-	-	-
Prepaid expense	-	(335)	(1,530)
Security deposit	-	-	(10,000)
Accounts payable	43,078	(126,760)	300,883

Net cash used in operating activities	(100,645)	(601,696)	(3,076,579)

Cash Flows From Investing Activities
Purchase of fixed assets	-	(2,788)	(2,788)
Option agreement	-	-	(2,500)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	-	(2,788)	(55,288)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from Line of credit	16	-	28,163
Proceeds from notes payable	102,367	-	758,655
Repayment of notes payable	-	-	(215,738)
Notes payable to related party	-	-	22,500

Net cash provided by financing activities	102,383	-	3,135,580

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	399,782	1,665,773
	-	399,782	-
			-
Increase in cash and cash equivalents	1,738	(204,702)	3,713

Cash and Cash Equivalents, Beginning of Period	1,975	338,385	-

Cash and Cash Equivalents, End of Period	$ 3,713	$ 133,683	$ 3,713

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2009

Note 1

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2009 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2009 annual financial statements.

Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ended March 31, 2010.

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

The Company was conducting a drilling project in Mendoza, Argentina, by its wholly-owned subsidiary, United Energy Metals, Inc. (“UEM”).  Effective August 4, 2009, the Company entered into an Agreement with SGI Partners, LLC and sold its subsidiary for $500,000 cash payment with the Company retaining a 2% net smelter royalty (“NSR”).  The royalty is subject to a buy down provision that allows SGI at anytime to reduce the royalty by 1% NSR by making US$2 million dollar payment.  SGI Partners will assume responsibility for the outstanding UEM debts.

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $9,538,582 since inception,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, raising substantial  doubt  about the  Company's  ability to continue as a going  concern.  At June 30, 2009, the Company had a working capital deficit of $477,594.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Urex Energy Corp. and its wholly-owned subsidiary, United Energy Metals, Inc.  All significant intercompany accounts and transactions have been eliminated.  Due to the sale of UEM, the financial statements have been modified to include only that of Urex Energy Corp.  All the intercompany accounts and transactions of UEM have been included in the loss due to sale of assets.

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

Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.  For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation. The Company uses FSP FAS No. 157-3 “Determining the Fair Value of A Financial Asset When the Market for

That Asset is Not Active.” This FSP clarifies the application of SFAS 157 “Fair Value Measurements” in a market that is not active.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an otherthan- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

 In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

Note 5

Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA.  The Company plans to commence a drilling exploration program as soon as financing is arranged.

Note 6

Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of June 30, 2009, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  During the year ended March 31, 2009, the Company incurred $120,000 in management fees from Minera Teles Pires Inc. During the three months period, the Company incurred $30,000 in management fees from Minera Teles Pires Inc.   As of June 30, 2009, the balance of the loan owing to Minera Teles Pires Inc. is $102,000.

Note 7  Line of credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000) at an 8.5 % interest rate.  The current balance of this Line of Credit is twenty- eight thousand, one hundred and sixty-three dollars ($28,163).

Note 8 Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand. As of June 30, 2009, the notes consist of the following:

Date	Principal	Interest
November 15, 2005	$ 82,775	$ 15,001
December 01, 2005	18,800	3,366
January 06, 2006	100,000	17,411
July 14, 2006	103,975	15,411

Total	$ 305,550	$ 51,189

The following promissory notes payable are unsecured and bear interest at 6% per annum. They were due on March 1, 2009, now extended to October 1, 2009:

Date	Principal	Interest
September 30, 2008	$ 20,000	$ 898
October 09, 2008	20,000	868
November 12, 2008	20,000	756
December 10, 2008	15,000	498
December 19, 2008	25,000	793

Total	$ 100,000	$ 3,813

The following promissory notes payable are unsecured and bear interest at 12% per annum. They are due on demand:

Date	Principal	Interest
April 02, 2009	$ 30,000	$ 878
April 09, 2009	20,000	539
April 17, 2009	30,000	730

May 12 2009	10,000	161

Total	$ 90,000	$ 2,308

The following promissory notes payable are unsecured and bear interest at 12% per annum. They are due on September 1, 2009:

Date	Principal	Interest
June 05, 2009	$ 5,000	$ 41
June 19, 2009	5,000	18

Total	$ 10,000	$ 59

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

Date	Principal	Interest
August 15, 2008	$ 100,000	$ 4,417

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

During the year ended March 31, 2009, the Company issued 11,000,000 common shares at $0.01 per share totaling $110,000 to consultants for consulting services.

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

Note 11

    Subsequent Events

Subsequent to quarter ended June 30, 2009, the Company entered into an agreement dated August 4, 2009 with SGI Partners, LLC and sold its subsidiary, United Energy Metals, SA, for $500,000 cash payment with the Company retaining a 2% net smelter royalty (“NSR”).  The royalty is subject to a buy down provision that allows SGI at anytime to reduce the royalty by 1% NSR by making US$2 million dollar payment.

The sale was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent United Energy Metals’ operations and have been segregated from continuing operations and reported as discontinued operations as of June 30, 2009 and 2008

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of June 30, 2009 and March 31, 2009.

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

During the next twelve month period, we plan to put all exploration activities including New Mexico on hold due to limited operating funds.  Given the current difficult financial and economic environment the Company is considering alternatives to conventional financing due to limited availability of financing at desirable terms.

On August 4, 2009 the Company completed an agreement for the sale of its Argentine subsidiary, United Energy Metals SA (“UEM”) to SGI Partners, LLC of Carlsbad, CA (“SGI”).

The agreement provides for a US$500,000 dollar cash payment with the Company retaining a 2%  net smelter royalty (“NSR”).  The royalty is subject to a buy down provision that allows SGI at anytime to reduce the royalty by 1% NSR by making US$2 million dollar payment.  SGI Partners will assume responsibility for the outstanding UEM debts.

The Company will use the proceeds of the sale to pay down debt and to focus on developing its 100% owed La Jara Mesa Extension uranium property in New Mexico.

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

For the three month periods ended June 30, 2009 and June 30, 2008

We did not generate any revenues for the three months ended June 30, 2009 and June 30, 2008.  Our operating activities during these periods consisted primarily of the exploration of, and drilling on, our properties in Argentina.

Operating expenses for the three months ended June 30, 2009 were $143,687 compared to $54,578 for the three months ended June 30, 2008.  Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses.  Management fees for the three months ended June 30, 2009 were $30,000 compared to $15,000 for the three months ended June 30, 2008.  Professional fees for the three months ended June 30, 2009 were $6,000 compared to $21,424 for the three months ended June 30, 2008.  Exploration costs for the three months ended June 30, 2009 was $Nil compared to $143 for the three months ended June 30, 2008.  Interest on loans for the three months ended June 30, 2009 was $9,983 compared to $3,809 for the three months ended June 30, 2008.  Investor relations fees for the three months ended June 30, 2009 were $50,000 compared to $Nil for the three months ended June 30, 2008.  General and administrative expenses for the three months ended June 30, 2009 were $5,669 compared to $13,970 for the three months ended June 30, 2009.  The overall increase in operating expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily due to increased corporate expenses and transactions.

Our net loss for the three month period ended June 30, 2009 was $143,687 compared to $54,360 for the three month period ended June 30, 2008.  The weighted average number of shares outstanding was 104,425,600 at June 30, 2009 compared to 84,425,600 at June 30, 2008.

Subsequent Event

On August 4, 2009 the Company completed an agreement for the sale of its Argentine subsidiary, United Energy Metals SA (“UEM”) to SGI Partners, LLC of Carlsbad, CA (“SGI”).

The agreement provides for a US$500,000 dollar cash payment with the Company retaining a 2% net smetler royalty (“NSR”).  The royalty is subject to a buy down provision that allows SGI at anytime to reduce the royalty by 1% NSR by making US$2 million dollar payment.  SGI will assume responsibility for the outstanding UEM debts.

The Company will use the proceeds of the sale to pay down debt and to focus on developing its 100% owed La Jara Mesa Extension uranium property in New Mexico.

The sale was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent United Energy Metals’ operations and have been segregated from continuing operations and reported as discontinued operations as of June 30, 2009 and 2008

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of June 30, 2009 and March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2009, we had a working capital deficit of $477,594.  Our total liabilities, consisting of current liabilities, as of June 30, 2009 were $1,099,531, as compared to total liabilities, consisting of current liabilities, of $980,670 as of March 31, 2009.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, notes payable and our use of our line of credit.  Our total assets as of June 30, 2009 were $116,549, consisting of $114,923 in current assets and $1,626 in net fixed assets, as compared to total assets, consisting entirely of current assets, of $116,434 as of March 31, 2009.  The increase in our total assets was primarily due to expenditures in connection with the assets held for sale on our properties in Argentina.

Cash Flow Used in Operating Activities

Operating activities used cash of $100,645 for the three month period ended June 30, 2009, compared to using $601,696 for the three month period ended June 30, 2008.  The decrease in cash used during the three month period ended June 30, 2009 was commensurate with an increase in our loss on sale of our discontinued operations.

Cash Flow Used in Investing Activities

Investing activities used cash of $Nil for the three month period ended June 30, 2009 compared to using $2,788 for the three month period ended June 30, 2008.  The cash used in investing activities was a result of the purchase of equipment.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $102,383 for the three month period ended June 30, 2009 compared to generating cash of $nil for the three month period ended June 30, 2008.  The cash generated from financing activities was from the issuance of notes payable and line of credit.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our majority-owned subsidiary, United Energy Metals S.A.  All significant intercompany accounts and transactions have been eliminated. Due to the sale of the subsidiary, the financial statements have been modified to include only that of Urex Energy Corp.  All the intercompany accounts and transactions of United Energy Metals have been included in the loss due to sale of assets.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an otherthan- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

 In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

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

As of June 30, 2009, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $1,855,524 for the three month period ended June 30, 2009, and cumulative net losses of $9,538,582 from inception to June 30, 2009.  As of June 30, 2009 we had a working capital deficit of $477,594.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to June 30, 2009, we have incurred aggregate net losses of approximately $9,538,582.  Our net loss from operations for the three month period ended June 30, 2009 was $143,687 and loss from discontinued operations were $1,711.837 for a total net loss of $1,855,524.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our current property interests are located in North America, and the current and future economic, political and social conditions, as well as the governmental policies of the respective jurisdictions, could have an adverse effect on our company’s overall financial condition and ability to general revenues.

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007

10.9	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008 incorporated by reference from our Annual Report on Form 10-KSB filed on July 15, 2008
10.10	Convertible Note with Four Tong Investments Limited, dated August 19, 2008 incorporated by reference on Form 8-K filed on August 26, 2008
10.11	Share Purchase Agreement with SGI Partners, LLC dated August 4, 2009 incorporated by reference on Form 8-K filed on August 7, 2009
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification of Richard Bachman
(32)	Section 1350 Certification
32.1*	Section 906 Certification of Richard Bachman
(99)	Additional Exhibits
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: /s/  Richard Bachman

Richard Bachman
President and Director

August 19, 2009