Form 10-Q
period 2009-09-30
UREX ENERGY CORP.
filed 2009-11-23
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

104,425,600 common shares issued and outstanding as of September 30, 2009

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2009, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP

(An Exploration Stage Company)

BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 3,276	$ 1,975
Assets held for sale	110,409	112,600
Total current assets	113,685	114,575

Property and equipment	1,394	1,859

Total Assets	$ 115,079	$ 116,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 348,657	$ 257,805
Line of credit	28,161	28,147
Note payable to related party	134,018	22,500
Notes payable	460,550	440,550
Liabilities held for sale	217,789	231,668

Total current liabilities	1,189,175	980,670

Long term debt	100,000	100,000

Total liabilities	1,289,175	1,080,670

Commitments and contingencies

Stockholders' Equity (Deficit)
Common stock, $.001 par value 300,000,000 shares authorized
104,425,600 shares issued and outstanding	104,426	104,426
Additional paid-in capital	8,417,574	8,417,574
Deficit accumulated during the exploration stage	(9,659,696)	(9,379,836)
Deferred consulting fees	(36,400)	(106,400)
Total stockholders' equity (deficit)	(1,174,096)	(964,236)

Total Liabilites and Stockholders' Equity (Deficit)	$ 115,079	$ 116,434

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended September 30, 2009 and 2008, and
For the period from February 2, 2002 (Date of Inception) to September 30, 2009

	For the three months		For the six months		For the Period
	ended September 30,		ended September 30		from February 6,
					2002 (inception) to
	2009	2008	2009	2008	September 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	233	232	465	464	1,394
Management fees	30,000	15,000	60,000	30,000	405,000
Professional fees	5,500	22,505	11,500	43,929	340,316
Consulting fees	30,000	-	70,000	-	551,770
Exploration costs	19,180	-	19,180	-	177,056
Interest on loans	11,127	4,476	21,110	8,285	78,788
Investor relation fees	-	-	50,000	-	415,097
Travel	-	-	6,205	-	46,722
General and administrative	5,553	33,719	11,222	47,689	173,438
Recovery of expenses	-	-	(4,402)	-	(4,402)
Impairment of intangible asset	-	-	-	-	5,735,753

Total operating expenses	101,593	75,932	245,280	130,367	7,920,932

Loss from continuing operations	(101,593)	(75,932)	(245,280)	(130,367)	(7,920,932)

OTHER INCOME

Interest income	-	6	-	224	10,126
Total other income	-	6	-	224	10,126

Net loss from continuing operations	$ (101,593)	$ (75,926)	$ (245,280)	$ (130,143)	$ (7,910,806)

DISCONTINUED OPERATIONS

Loss from operations of discontinued division	$ (19,522)	$ (138,256)	$ (34,580)	$ (558,872)	$ (34,580)
Loss from disposal of discontinued division	-	-	-	-	(1,714,310)

NET LOSS	$ (121,115)	$ (214,182)	$ (279,860)	$ (689,015)	$ (9,659,696)

Weighted average common shares outstanding -
Basic and diluted	104,425,600	84,425,600	104,425,600	84,425,600

Earnings per share - Basic
Net loss from continuing operations	$ -	$ -	$ -	$ -
Net loss from discontinued operations	$ -	$ -	$ -	$ (0.01)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period February 2, 2002 (Date of Inception) to September 30, 2009

	Common Stock
	300,000,000 shares authorized		Additional				Total
	Shares	Par Value	Paid-in	Accumulated	Deferred	Currency	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Consulting Fees	Translation	Equity

BALANCE, FEBRUARY 2, 2002 (INCEPTION)	-	$ -	$ -	$ -	$ -	$ -	$ -
Shares issued at $0.001	33,420,000	33,420	(31,920)	-	-	-	1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-	-	-	15,500
Net loss	-	-	-	-	-	-	-

BALANCE, MARCH 31, 2002	67,954,000	$ 67,954	$ (50,954)	$ -	$ -	$ -	$ 17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-	-	-	12,250
Net loss	-	-	-	(25,559)	-	-	(25,559)

BALANCE, MARCH 31, 2003	73,412,600	$ 73,413	$ (44,163)	$ (25,559)	$ -	$ -	$ 3,691
Shares issued at $0.05	5,681,400	5,681	7,069		-	-	12,750
Net loss	-	-	-	(3,076)	-	-	(3,076)

BALANCE, MARCH 31, 2004	79,094,000	$ 79,094	$ (37,094)	$ (28,635)	$ -	$ -	$ 13,365
Cancellation of shares	(668,400)	(668)	668	-	-	-	-
Net loss	-	-	-	(35,689)	-	-	(35,689)

BALANCE, MARCH 31, 2005	78,425,600	$ 78,426	$ (36,426)	$ (64,324)	-	-	$ (22,324)
Net loss	-	-	-	(155,183)	-	-	(155,183)

BALANCE, MARCH 31, 2006	78,425,600	$ 78,426	$ (36,426)	$ (219,507)	-	-	$ (177,507)
Shares issued for acquisition	16,000,000	16,000	5,584,000	-	-	-	5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000	-	-	-	2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000	-	-	-	-

Net loss for the period	-	-	-	(6,546,554)	-	-	(6,546,554)
Net change in foreign currency translation	-	-	-	-	-	(16,838)	(16,838)

BALANCE, MARCH 31, 2007	84,425,600	$ 84,426	$ 8,057,574	$ (6,766,061)	$ -	$ (16,838)	$ 1,359,101

Net loss for the period	-	-	-	(1,184,308)	-	-	(1,184,308)
Net change in foreign currency translation	-	-	-	-	-	16,326	16,326

BALANCE, MARCH 31, 2008	84,425,600	$ 84,426	$ 8,057,574	$ (7,950,369)	$ -	$ (512)	$ 191,119

Shares issued for services @ $0.03	4,000,000	4,000	116,000	-	-	-	120,000
Shares issued for services @ $0.03	1,000,000	1,000	29,000	-	-	-	30,000
Shares issued for services @ $0.03	4,000,000	4,000	116,000	-	-	-	120,000
Shares issued for services @ $0.01	11,000,000	11,000	99,000	-	-	-	110,000
Net loss	-	-	-	(1,404,241)	-	-	(1,404,241)
Deferred consulting fees	-	-	-	-	(106,400)	-	(106,400)
Net change in foreign currency translation	-	-	-	-	-	(24,715)	(24,715)

BALANCE, MARCH 31, 2009	104,425,600	$ 104,426	$ 8,417,574	$ (9,354,610)	$ (106,400)	$ (25,227)	$ (964,237)

Currency translation	-	-	-	(25,227)	-	25,227	-
Net loss	-	-	-	(279,860)	-	-	(279,860)
Prior period adjustment	-	-	-	1	-	-	1
Deferred consulting fees	-	-	-	-	70,000	-	70,000

Balance, September 30, 2009	104,425,600	$ 104,426	$ 8,417,574	$ (9,659,696)	$ (36,400)	$ -	$ (1,174,096)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2009 and 2008, and
For the period February 6, 2002 (Date of Inception) to September 30, 2009
(Unaudited)

	Six months	Six months	For the Period
	ended	ended	from February 6,
	September 30, 2009	September 30, 2008	2002 (inception)
			to September 30, 2009
Cash Flows From Operating Activities
Net loss	$ (279,860)	$ (689,015)	$ (9,659,696)
Depreciation and amortization	465	-	3,894
Impairment of goodwill	-	-	5,735,753
Shares issued for services	-	-	380,000
Deferred consulting fees	70,000	-	(36,400)
Changes in current assets and current liabilities:
Prepaid expense	-	(335)	(1,530)
Security deposit	-		(10,000)
Accounts payable	90,866	(155,301)	489,473
Discontinued operations, net	(11,688)	(85,114)	(11,688)

Net cash used in operating activities	(130,217)	(929,765)	(3,110,194)

Cash Flows From Investing Activities
Purchase of fixed assets	-	(2,788)	(2,788)
Option agreement	-	-	(2,500)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	-	(2,788)	(55,288)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	20,037	28,147
Proceeds from notes payable	131,518	120,000	787,806
Repayment of notes payable	-	-	(215,738)
Notes payable to related party	-	-	22,500

Net cash provided by financing activities	131,518	140,037	3,164,715

Effect of Exchange Rate Changes on Cash	-	-	4,043
Cash held in trust	-	-	(1,665,773)

Cash released from trust during current period	-	460,014	1,665,773

Increase(decrease) in cash and cash equivalents	1,301	(332,502)	3,276

Cash and Cash Equivalents, Beginning of Period	1,975	338,384	-

Cash and Cash Equivalents, End of Period	$ 3,276	$ 5,882	$ 3,276

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

Note 1

Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2009 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2009 annual financial statements.

Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ended March 31, 2010.

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

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $9,659,696 since inception,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, raising substantial  doubt  about the  Company's  ability to continue as a going  concern.  At September 30, 2009, the Company had a working capital deficit of $1,075,490.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 4 Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Basis of Presentation

The financial statements of the Company have been prepared in accordance with   accounting principles generally accepted in the United States of America.

Reclassification

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

Principles of Consolidation

The financial statements include the accounts of the parent company, Urex Energy Corp. and its wholly-owned subsidiary, United Energy Metals, Inc.  All significant intercompany accounts and transactions have been eliminated.  Due to the sale of UEM, the financial statements have been modified to include only that of Urex Energy Corp.  All the intercompany accounts and transactions of UEM have been included in the loss due to sale of assets.

Exploration Stage Company

The Company is an exploration stage company, and follows the guideline of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development State Entities. It is primarily engaged in the acquisition and exploration of mining properties.  All losses accumulated since inception, have been considered as part of the Company’s exploration stage activities.

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

Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.  For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation. The Company uses ASC Topic 820 as guideline to determining the fair value of a financial asset when the market for that asset is not active.

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

Income Taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the exploration stage and has had continuous losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with ASC Topic 260 Earnings Per Share.  Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Stock-based Compensation

 The Company follows the guideline under ASC Topic 718 Compensation-Stock Compensation for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method.

Recent Accounting Pronouncements

In the second quarter of 2009, The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. On the effective date, all then-existing non-SEC accounting literature and reporting standards were superseded and deemed non-authoritative. The adoption of this pronouncement did not have a material impact on our financial statements; however, the ASC affected the way we reference authoritative guidance in our financial statements.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.

The adoption of this standard did not have a material impact on the Company’s financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Non-public Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for non-public entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

  In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its financial position and results of operations.

             In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

            In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after

June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

Note 5

Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA.  The Company plans to commence a drilling exploration program as soon as financing is arranged.

Note 6

Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of September 30, 2009, the balance of the loan is $22,500.

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

 During the six month ended September 30, 2009, Minera Teles Pires Inc. advanced to the Company a total of $106,000 to serve as working capital loan. As of September 30, 2009, the balance of the loan plus accrued interest owing to Minera Teles Pires Inc. was $111,518. The details of notes payable are as follows:

Date	Principal	Interest
April 02, 2009	$ 30,000	$ 1,785
April 09, 2009	20,000	1,144
April 17, 2009	30,000	1,637
May 12, 2009	10,000	464

Total	$ 90,000	$ 5,030

Above stated notes payable are unsecured and bear interest at 12% per annum. They are due on demand.

Date	Principal	Interest
June 05, 2009	$ 5,000	$ 192
June 19, 2009	5,000	170

Total	$ 10,000	$ 362

Above stated notes payable are unsecured and bear interest at 12% per annum. They are due on September 1, 2009, now extended to December 31, 2009.

Date	Principal	Interest
Jul 28, 2009	$ 6,000	$ 126

Total	$ 6,000	$ 126

Above stated notes payable are unsecured and bear interest at 12% per annum.  They are due on December 31, 2009.

Note 7  Line of credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000) at an 8.5 % interest rate.  The current balance of this Line of Credit is twenty- eight thousand, one hundred and sixty-one dollars ($28,161).

Note 8 Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Principal	Interest
November 15, 2005	$ 82,775	$ 16,044
December 01, 2005	18,800	3,603
January 06, 2006	100,000	18,671
July 14, 2006	103,975	16,722

Total	$ 305,550	$ 55,040

The following promissory notes payable are unsecured and bear interest at 6% per annum. They were due on March 1, 2009, extended to October 1, 2009, further extended to December 31, 2009:

Date	Principal	Interest
September 30, 2008	$ 20,000	$ 1,200
October 09, 2008	20,000	1,170
November 12, 2008	20,000	1,059
December 10, 2008	15,000	725
December 19, 2008	25,000	1,171

Total	$ 100,000	$ 5,325

The following promissory notes payable are unsecured and bear interest at 12% per annum. They are due on demand:

Date	Principal	Interest
February 9, 2009	$ 35,000	$ 2,324

Total	$ 35,000	$ 2,324

The following promissory notes payable are unsecured and bear interest at 12% per annum.  They are due on December 31, 2009:

Date	Principal	Interest

Aug 19, 2009	20,000	276

Total	$ 20,000	$ 276

As of September 30, 2009, the balance of promissory notes payable amounted to $460,500.

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

Date	Principal	Interest
August 15, 2008	$ 100,000	$ 5,694

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

Note 11

    Sale of Subsidiary

During the quarter, the Company entered into an agreement dated August 4, 2009 with SGI Partners, LLC and agreed to sell its subsidiary, United Energy Metals, SA, for $500,000 cash payment with the Company retaining a 2% net smelter royalty (“NSR”).  The royalty is subject to a buy down provision that allows SGI at anytime to reduce the royalty by 1% NSR by making US$2 million dollar payment.  As of the period ended September 30, 2009, SGI Partners, LLC has not made its cash payment to the Company.

The sale was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent United Energy Metals’ operations and have been segregated from continuing operations and reported as discontinued operations as of September 30, 2009 and 2008

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of September 30, 2009 and March 31, 2009.

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

To date the Company has not completed sale of its Argentine subsidiary, United Energy Metal SA to SGI Partners, LLC, however the Company continues discussions with SGI.

RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results may differ materially from those anticipated in these forward-looking statements.

For the six month periods ended September 30, 2009 and September 30, 2008

We did not generate any revenues for the six months ended September 30, 2009 and September 30, 2008.  Our operating activities during these periods consisted primarily of the exploration of, and drilling on, our properties in Argentina.

Operating expenses for the six months ended September 30, 2009 were $245,280 compared to $130,367 for the six months ended September 30, 2008.  Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses.  Management fees for the six months ended September 30, 2009 were $60,000 compared to $30,000 for the six months ended September 30, 2008.  Professional fees for the six months ended September 30, 2009 were $11,500 compared to $43,929 for the six months ended September 30, 2008.  Exploration costs for the six months ended September 30, 2009 was $19,180 compared to $Nil for the six months ended September 30, 2008.  Interest on loans for the six months ended September 30, 2009 was $21,110 compared to $8,285 for the six months ended September 30, 2008.  Investor relations fees for the six months ended September 30, 2009 were $50,000 compared to $Nil for the six months ended September 30, 2008.  General and administrative expenses for the six months ended September 30, 2009 were $11,222 compared to $47,689 for the six months ended September 30, 2009.  The overall increase in operating expenses for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 was primarily due to increased corporate expenses and transactions.

Our net loss for the six month period ended September 30, 2009 was $279,860 compared to $689,015 for the six month period ended September 30, 2008.  This is primarily due to the loss from operations of our discontinued division. The weighted average number of shares outstanding was 104,425,600 at September 30, 2009 compared to 84,425,600 at September 30, 2008.

Sale of Subsidiary

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

The following amounts represent United Energy Metals’ operations and have been segregated from continuing operations and reported as discontinued operations as of September 30, 2009 and 2008

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of September 30, 2009 and March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2009, we had a working capital deficit of $1,075,490.  Our total liabilities, consisting of current liabilities, as of September 30, 2009 were $1,189,175, as compared to total liabilities, consisting of current liabilities, of $980,670 as of March 31, 2009.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, notes payable and our use of our line of credit.  Our total assets as of September 30, 2009 were $115,079, consisting of $113,685 in current assets and $1,394 in net fixed assets, as compared to total assets, consisting entirely of current assets, of $116,434 as of March 31, 2009.  The decrease in our total assets was primarily due to expenditures in connection with the assets held for sale on our properties in Argentina.

Cash Flow Used in Operating Activities

Operating activities used cash of $130,217 for the six month period ended September 30, 2009, compared to using $929,765 for the six month period ended September 30, 2008.  The decrease in cash used during the six month period ended September 30, 2009 was commensurate with an increase in our loss on sale of our discontinued operations.

Cash Flow Used in Investing Activities

Investing activities used cash of $Nil for the six month period ended September 30, 2009 compared to using $2,788 for the six month period ended September 30, 2008.  The cash used in investing activities was a result of the purchase of equipment.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $131,518 for the six month period ended September 30, 2009 compared to generating cash of $140,037 for the six month period ended September 30, 2008.  The cash generated from financing activities was from the issuance of notes payable and line of credit.

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

Principles of Consolidation

The financial statements include the accounts of our company and our majority-owned subsidiary, United Energy Metals S.A.  All significant intercompany accounts and transactions have been eliminated. Due to the sale of the subsidiary, the financial statements have been modified to include only that of Urex Energy Corp.  All the intercompany accounts and transactions of United Energy Metals have been included in the loss due to sale of assets.

Exploration Stage Company

The Company is an exploration stage company, and follows the guideline of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development State Entities. It is primarily engaged in the acquisition and exploration of mining properties.  All losses accumulated since inception, have been considered as part of the Company’s exploration stage activities.

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

Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.  For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation. The Company uses ASC Topic 820 as guideline to determining the fair value of a financial asset when the market for that asset is not active.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with ASC Topic 260 Earnings Per Share.  Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Income Taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the exploration stage and has had continuous losses, no deferred tax asset or income taxes have been recorded in the financial statements.

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

Stock-based Compensation

 The Company follows the guideline under ASC Topic 718 Compensation-Stock Compensation for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In the second quarter of 2009, The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, non-governmental generally accepted accounting principles in the United States. On the effective date, all then-existing non-SEC accounting literature and reporting standards were superseded and deemed non-authoritative. The adoption of this pronouncement did not have a material impact on our financial statements; however, the ASC affected the way we reference authoritative guidance in our financial statements.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Non-public Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for non-public entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

  In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

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

As of September 30, 2009, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $1,174,096 for the six month period ended September 30, 2009, and cumulative net losses of $9,659,696 from inception to September 30, 2009.  As of September 30, 2009 we had a working capital deficit of $1,075,490.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to September 30, 2009, we have incurred aggregate net losses of approximately $9,659,696.  Our net loss from operations for the six month period ended September 30, 2009 was $245,280 and loss from discontinued operations were $34,580 for a total net loss of $279,860.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

November 23, 2009