Form 10-Q
period 2009-12-31
UREX ENERGY CORP.
filed 2010-02-12
CIK 1182737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 12b-25 NOTIFICATION OF LATE FILING (Check one):
SEC FILE NUMBER 000-501191
CUSIP NUMBER 917248 10 6

[ ] Form 10-K and Form 10-KSB    [ ] Form 20-F    [ ] Form 11-K
[X] Form 10-Q    [ ] Form N-SAR

For Period Ended: December 31, 2009

[ ]	Transition Report on Form 10-K
[ ]	Transition Report on Form 20-F
[ ]	Transition Report on Form 11-K
[ ]	Transition Report on Form 10-Q
[ ]	Transition Report on Form N-SAR

For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I — REGISTRANT INFORMATION

UREX ENERGY CORP.
Full Name of Registrant

Not Applicable
Former Name if Applicable

10580 N. McCarran Blvd., Building 115-208
Address of Principal Executive Office (Street and Number)

Reno, Nevada 89503
City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

☒	(a)	The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense

(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

	(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III — NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Registrant is unable to file, without unreasonable effort and expense, its Form 10-Q Interim Report for the period ended December 31, 2009 because its auditors have not yet had an opportunity to complete their review of the financial statements.

The Registrant's auditors are finalizing the financial statements and it is anticipated that the Form 10-Q Interim Report, along with the financial statements, will be filed on or before prescribed due date of the Registrant's Form 10-Q.

PART IV — OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

Richard Bachman	(775) 747-0667
(Name)	(Area Code and Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

[ x ] Yes [           ] No

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[           ] Yes [ x ] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

UREX ENERGY CORP.
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  February 12, 2010

By:	/s/ Richard Bachman
Richard Bachman
President and Director

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.