Form 10-Q/A
period 2009-12-31
UREX ENERGY CORP.
filed 2010-02-22
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

104,425,600 common shares issued and outstanding as of December 31, 2009

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended December, 31 2009, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

UREX ENERGY CORP

(An Exploration Stage Company)

BALANCE SHEET

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	18,956	$ 1,975
Assets held for sale	399,140	112,600
Total current assets	418,096	114,575

Property and equipment	1,162	1,859
Total Assets	$ 419,258	$ 116,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 389,542	$ 257,805
Line of credit	-	28,147
Note payable to related party	137,224	22,500
Notes payable	465,550	440,550
Liabilities held for sale	732,850	231,668
Total current liabilities	1,725,166	980,670

Long term debt	100,000	100,000
Total Liabilities	1,825,166	1,080,670

Commitments and contingencies

Stockholders' Equity (Deficit)
Common stock, $.001 par value 300,000,000 shares authorized
104,425,600 shares issued and outstanding	104,426	104,426
Additional paid-in capital	8,417,574	8,417,574
Deficit accumulated during the exploration stage	(9,921,508)	(9,379,836)
Deferred consulting fees	(6,400)	(106,400)
Total stockholders' equity (deficit)	(1,405,908)	(964,236)

Total Liabilities and Stockholders' Equity (Deficit)	$ 419,258	$ 116,434

UREX ENERGY CORP
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended December 31, 2009 and 2008, and
For the period from February 2, 2002 (Date of Inception) to December 31, 2009

	For the three months		For the nine months		For the Period
	ended December 31,		ended December 31		from February 6,
					2002 (inception) to
	2009	2008	2009	2008	December 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	233	232	698	696	1,627
Management fees	30,000	33,960	90,000	106,112	435,000
Professional fees	7,000	36,711	18,500	80,818	347,316
Consulting fees	30,000	22,500	100,000	22,500	581,770
Exploration costs	598	290,210	19,778	791,668	177,654
Interest on loans	11,591	5,966	32,701	14,251	90,379
Investor relation fees	-	-	50,000	-	415,097
Travel	-	-	6,205	-	46,722
General and administrative	6,060	7,966	17,282	70,769	179,498
Recovery of expenses	-	-	(4,402)	-	(4,402)
Impairment of intangible asset	-	-	-	-	5,735,753

Total operating expenses	85,482	397,546	330,762	1,086,814	8,006,414

Loss from continuing operations	(85,482)	(397,546)	(330,762)	(1,086,814)	(8,006,414)

OTHER INCOME

Interest income	-	-	-	224	10,126
Total other income	-	-	-	224	10,126

Net loss from continuing operations	$ (85,482)	$ (397,546)	$ (330,762)	$(1,086,590)	$ (7,996,288)

DISCONTINUED OPERATIONS

Loss from operations of discontinued division	$ 31,142	$ -	$ (210,910)	$ -	$ 11,620
Loss from disposal of discontinued division	-	-	-	-	(1,714,310)

NET LOSS	$ (54,340)	$ (397,546)	$ (541,672)	$(1,086,590)	$ (9,698,978)

Weighted average common shares outstanding -
Basic and diluted	104,425,600	90,490,817	104,425,600	86,454,691

Earnings per share - Basic
Net loss from continuing operations	$ -	$ -	$ -	$ -
Net loss from discontinued operations	$ -	$ (0.01)	$ -	$ (0.01)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period February 2, 2002 (Date of Inception) to December 31, 2009

	Common Stock
	300,000,000 shares authorized		Additional				Total
	Shares	Par Value	Paid-in	Accumulated	Deferred	Currency	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Consulting Fees	Translation	Equity

BALANCE, FEBRUARY 2, 2002 (INCEPTION)	-	$ -	$ -	$ -	$ -	$ -	$ -
Shares issued at $0.001	33,420,000	33,420	(31,920)	-	-	-	1,500
Shares issued at $0.01	34,534,000	34,534	(19,034)	-	-	-	15,500
Net loss	-	-	-	-	-	-	-

BALANCE, MARCH 31, 2002	67,954,000	$ 67,954	$ (50,954)	$ -	$ -	$ -	$ 17,000
Shares issued at $0.05	5,458,600	5,459	6,791	-	-	-	12,250
Net loss	-	-	-	(25,559)	-	-	(25,559)

BALANCE, MARCH 31, 2003	73,412,600	$ 73,413	$ (44,163)	$ (25,559)	$ -	$ -	$ 3,691
Shares issued at $0.05	5,681,400	5,681	7,069		-	-	12,750
Net loss	-	-	-	(3,076)	-	-	(3,076)

BALANCE, MARCH 31, 2004	79,094,000	$ 79,094	$ (37,094)	$ (28,635)	$ -	$ -	$ 13,365
Cancellation of shares	(668,400)	(668)	668	-	-	-	-
Net loss	-	-	-	(35,689)	-	-	(35,689)

BALANCE, MARCH 31, 2005	78,425,600	$ 78,426	$ (36,426)	$ (64,324)	-	-	$ (22,324)
Net loss	-	-	-	(155,183)	-	-	(155,183)

BALANCE, MARCH 31, 2006	78,425,600	$ 78,426	$ (36,426)	$ (219,507)	-	-	$ (177,507)
Shares issued for acquisition	16,000,000	16,000	5,584,000	-	-	-	5,600,000
Shares issued at $0.25	10,000,000	10,000	2,490,000	-	-	-	2,500,000
Cancellation of shares	(20,000,000)	(20,000)	20,000	-	-	-	-

Net loss for the period	-	-	-	(6,546,554)	-	-	(6,546,554)
Net change in foreign currency translation	-	-	-	-	-	(16,838)	(16,838)

BALANCE, MARCH 31, 2007	84,425,600	$ 84,426	$ 8,057,574	$ (6,766,061)	$ -	$ (16,838)	$ 1,359,101

Net loss for the period	-	-	-	(1,184,308)	-	-	(1,184,308)
Net change in foreign currency translation	-	-	-	-	-	16,326	16,326

BALANCE, MARCH 31, 2008	84,425,600	$ 84,426	$ 8,057,574	$ (7,950,369)	$ -	$ (512)	$ 191,119

Shares issued for services @ $0.03	4,000,000	4,000	116,000	-	-	-	120,000
Shares issued for services @ $0.03	1,000,000	1,000	29,000	-	-	-	30,000
Shares issued for services @ $0.03	4,000,000	4,000	116,000	-	-	-	120,000
Shares issued for services @ $0.01	11,000,000	11,000	99,000	-	-	-	110,000
Net loss	-	-	-	(1,404,241)	-	-	(1,404,241)
Deferred consulting fees	-	-	-	-	(106,400)	-	(106,400)
Net change in foreign currency translation	-	-	-	-	-	(24,715)	(24,715)

BALANCE, MARCH 31, 2009	104,425,600	$ 104,426	$ 8,417,574	$ (9,354,610)	$ (106,400)	$ (25,227)	$ (964,237)

Currency translation	-	-	-	(25,227)	-	25,227	-
Net loss	-	-	-	(541,672)	-	-	(541,672)
Prior period adjustment	-	-	-	1	-	-	1
Deferred consulting fees	-	-	-	-	70,000	-	70,000

Balance, December 31, 2009	104,425,600	$ 104,426	$ 8,417,574	$ (9,921,508)	$ (36,400)	$ -	$ (1,405,908)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2009 and 2008, and
For the period February 6, 2002 (Date of Inception) to December 31, 2009
(Unaudited)

	Nine months	Nine months	For the Period
	ended	ended	from February 6,
	December 31, 2009	December 31, 2008	2002 (inception)
			to December 31, 2009
Cash Flows From Operating Activities
Net loss	$ (541,672)	$ (1,086,591)	$ (9,698,978)
Depreciation and amortization	698	697	4,824
Impairment of goodwill	-	-	5,735,753
Shares issued for services	-	270,000	380,000
Deferred consulting fees	100,000	-	(6,400)
Changes in current assets and current liabilities:
Accounts receivable	-	(93,714)
Prepaid expense	-	(247,835)	(1,530)
Security deposit	-	-	(10,000)
Accounts payable	131,737	96,721	389,542
Discontinued operations, net	214,642	-	333,710

Net cash used in operating activities	(94,595)	(1,060,722)	(2,873,079)

Cash Flows From Investing Activities
Purchase of fixed assets	-	(2,787)	(2,788)
Option agreement	-	-	(2,500)
Assignment agreement advance	-	-	(50,000)

Net cash used in investing activities	-	(2,787)	(55,288)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	-	-
Proceeds from (repayment of) notes payable	131,518	100,000	626,708
Repayment of (repayment of) line of credit	(28,147)	26,648	(243,885)
Convertible notes payable	-	100,000	22,500

Net cash provided by financing activities	111,576	226,648	2,947,323

Effect of Exchange Rate Changes on Cash	-	(5,709)	4,043

Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	460,014	1,665,773

Increase(decrease) in cash and cash equivalents	16,981	(382,556)	18,956

Cash and Cash Equivalents, Beginning of Period	1,975	394,432	-

Cash and Cash Equivalents, End of Period	$ 18,956	$ 11,876	$ 18,956

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ 14,251	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009

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

Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ended March 31, 2010.

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

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $9,921,508 since inception,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, raising substantial  doubt  about the  Company's  ability to continue as a going  concern.  At December 31, 2009, the Company had a working capital deficit of $1,307,070.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Urex Energy Corp. and its former wholly-owned subsidiary, United Energy Metals, Inc.  All significant intercompany accounts and transactions have been eliminated.  Due to the sale of UEM, the financial statements have been modified to include only that of Urex Energy Corp.  All the intercompany accounts and transactions of UEM have been included in the loss due to sale of assets.

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

Recent Accounting Pronouncements

In the second quarter of 2009, The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. On the effective date, all then-existing non-SEC accounting literature and reporting standards were superseded and deemed non-authoritative. The adoption of this pronouncement did not have a material impact on our consolidated financial statements; however, the ASC affected the way we reference authoritative guidance in our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for non-public entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

  In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

             In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

            In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Note 5

Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA.  The Company plans to commence a drilling exploration program as soon as financing is arranged.

Note 6

Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of December 31, 2009, the balance of the loan is $22,500.

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

 During the nine month ended December 31, 2009, Minera Teles Pires Inc. advanced to the Company a total of $106,000 to serve as working capital loan. As of December 31, 2009, the balance of the loan plus accrued interest owing to Minera Teles Pires Inc. was $114,724. The details of notes payable are as follows:

Date	Principal	Interest
April 02, 2009	$ 30,000	$ 2,693
April 09, 2009	20,000	1,749
April 17, 2009	30,000	2,544
May 12, 2009	10,000	766

Total	$ 90,000	$ 7,752

Above stated notes payable are unsecured and bear interest at 12% per annum. They are due on demand.

Date	Principal	Interest
June 05, 2009	$ 5,000	$ 344
June 19, 2009	5,000	320

Total	$ 10,000	$ 664

Above stated notes payable are unsecured and bear interest at 12% per annum. They are due on September 1, 2009, extended to December 31, 2009 and further extended to April 1, 2010.

Date	Principal	Interest
Jul 28, 2009	$ 6,000	$ 308

Total	$ 6,000	$ 308

Above stated notes payable are unsecured and bear interest at 12% per annum.  They are due on December 31, 2009, and now extended to April 1, 2010.

Note 7  Line of credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000) at an 8.5 % interest rate.  The current balance of this Line of Credit is nil.

Note 8 Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Principal	Interest
November 15, 2005	$ 82,775	$ 17,088
December 01, 2005	18,800	3,840
January 06, 2006	100,000	19,931
July 14, 2006	103,975	18,032

Total	$ 305,550	$ 58,891

The following promissory notes payable are unsecured and bear interest at 6% per annum. They were due on March 1, 2009, extended to October 1, 2009, further extended to December 31, 2009, and now extended to April 1, 2010.:

Date	Principal	Interest
September 30, 2008	$ 20,000	$ 1,502
October 09, 2008	20,000	1,473
November 12, 2008	20,000	1,361
December 10, 2008	15,000	952
December 19, 2008	25,000	1,549

Total	$ 100,000	$ 6,837

The following promissory notes payable are unsecured and bear interest at 12% per annum. They are due on demand:

Date	Principal	Interest
February 9, 2009	$ 35,000	$ 3,383

Total	$ 35,000	$ 3,383

The following promissory notes payable are unsecured and bear interest at 12% per annum.  They are due on December 31, 2009:

Date	Principal	Interest

Aug 19, 2009 Nov 12, 2009	20,000 5,000	881 81

Total	$ 25,000	$ 962

As of December 31, 2009, the balance of promissory notes payable amounted to $465,500.

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

Date	Principal	Interest
August 15, 2008	$ 100,000	$ 6,972

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

Note 11

    Sale of Subsidiary

During the previous quarter, the Company entered into an agreement dated August 4, 2009 with SGI Partners, LLC and sold its subsidiary, United Energy Metals, SA, for $500,000 cash payment with the Company retaining a 2% net smelter royalty (“NSR”).  The royalty is subject to a buy down provision that allows SGI at anytime to reduce the royalty by 1% NSR by making US$2 million dollar payment.  SGI Partners, LLC has not made its cash payment to the Company and the Company has since terminated its Share Purchase Agreement with SGI Partners, LLC.

On December 1, 2009, the Company signed a Letter of Intent with UrAmerica Ltd of London, UK for the sale of the its subsidiary, United Energy Metals, SA, for $500,000 cash payment to the Company and UrAmerica assuming a maximum liability of $275,000 for the subsidiary’s debts.  .

The sale was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent United Energy Metals’ operations and have been segregated from continuing operations and reported as discontinued operations as of December 31, 2009 and 2008.

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of December 31, 2009 and March 31, 2009.

Note 12

    Subsequent Event

Subsequent to December 31, 2009, the Company completed the sale of its Argentine subsidiary to

Patagonia Resources Ltd. UrAmerica Ltd transferred the acquisition rights of UEM to Patagonia

Resources Ltd on February 9, 2010.

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

On November 27, 2009 Urex terminated a Share Purchase Agreement  for the sale of its Argentine subsidiary, UEM to SGI Partners, LLC of Carlsbad, CA due non-performance.

Subsequently on December 1, 2009, Urex signed a Letter of Intent with UrAmerica Ltd of London, U.K. for the sale of the Company’s Argentine subsidiary, United Energy Metals SA (UEM). The agreement provides for a US$500,000 dollar cash payment to Urex with UrAmerica assuming a maximum liability of US$275,000 for the outstanding UEM debts.

On February 9, 2010 Urex completed the sale of its Argentine subsidiary, UEM, to Patagonia Resources Ltd., a corporation domiciled in the British Virgin Islands.   UrAmerica Ltd., U.K., transferred the acquisition rights of UEM to Patagonia Resources Ltd.

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

For the nine month periods ended December 31, 2009 and December 31, 2008

We did not generate any revenues for the nine months ended December 31, 2009 and December 31, 2008.  Our operating activities during these periods consisted primarily of the exploration of, and drilling on, our properties in Argentina.

Operating expenses for the nine months ended December 31, 2009 were $330,762 compared to $1,086,590 for the nine months ended December 31, 2008.  Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses.  Management fees for the nine months ended December 31, 2009 were $90,000 compared to $45,000 for the nine months ended December 31, 2008.  Professional fees for the nine months ended December 31, 2009 were $18,500 compared to $80,818 for the nine months ended December 31, 2008.  Exploration costs for the nine months ended December 31, 2009 was $19,778 compared to $791,668 for the nine months ended December 31, 2008.  Interest on loans for the nine months ended December 31, 2009 was $32,701 compared to $14,251 for the nine months ended December 31, 2008.  Investor relations fees for the nine months ended December 31, 2009 were $50,000 compared to $13,500 for the nine months ended December 31, 2008.  General and administrative expenses for the nine months ended December 31, 2009 were $17,282 compared to $70,769 for the nine months ended December 31, 2008.  The overall increase in operating expenses for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 was primarily due to increased corporate expenses and transactions.

Our net loss for the nine month period ended December 31, 2009 was $541,672 compared to $1,086,590 for the nine month period ended December 31, 2008.  This is primarily due to the loss from operations of our discontinued division. The weighted average number of shares outstanding was 104,425,600 at December 31, 2009 compared to 86,454,691 at December 31, 2008.

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

On November 27, 2009 the Company terminated a Share Purchase Agreement  for the sale of its Argentine subsidiary, UEM to SGI Partners, LLC of Carlsbad, CA due non-performance.

Subsequently on December 1, 2009, the Company signed a Letter of Intent with UrAmerica Ltd of London, U.K. for the sale of the Company’s Argentine subsidiary, United Energy Metals SA (UEM). The agreement provides for a US$500,000 dollar cash payment to the Company with UrAmerica assuming a maximum liability of US$275,000 for the outstanding UEM debts.

On February 9, 2010 the Company completed the sale of its Argentine subsidiary, UEM, to Patagonia Resources Ltd., a corporation domiciled in the British Virgin Islands.   UrAmerica Ltd., U.K., transferred the acquisition rights of UEM to Patagonia Resources Ltd.

The Company will use the proceeds of the sale to pay down debt and to focus on developing its 100% owed La Jara Mesa Extension uranium property in New Mexico.

The sale was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent United Energy Metals’ operations and have been segregated from continuing operations and reported as discontinued operations as of September 30, 2009 and 2008

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of December 31, 2009 and March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2009, we had a working capital deficit of $1,307,070.  Our total liabilities, consisting of current liabilities, as of December 31, 2009 were $1,725,166, as compared to total liabilities, consisting of current liabilities, of $980,670 as of March 31, 2009.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, notes payable and our use of our line of credit.  Our total assets as of December 31, 2009 were $419,258, consisting of $418,096 in current assets and $1,162 in net fixed assets, as compared to total assets, consisting entirely of current assets, of $116,434 as of March 31, 2009.  The decrease in our total assets was primarily due to expenditures in connection with the assets held for sale on our properties in Argentina.

Cash Flow Used in Operating Activities

Operating activities used cash of $94,595 for the nine month period ended December 31, 2009, compared to using $1,060,722 for the nine month period ended December 31, 2008.  The decrease in cash used during the nine month period ended December 31, 2009 was commensurate with an increase in our loss on sale of our discontinued operations.

Cash Flow Used in Investing Activities

Investing activities used cash of $Nil for the nine month period ended December 31, 2009 compared to using $2,787 for the nine  month period ended December 31, 2008.  The cash used in investing activities was a result of the purchase of equipment in 2008.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $111,576 for the nine month period ended December 31, 2009 compared to generating cash of $226,648 for the nine month period ended December 31, 2008.  The cash generated from financing activities was from the issuance of notes payable and line of credit.

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

In the second quarter of 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, non-governmental generally accepted accounting principles in the United States. On the effective date, all then-existing non-SEC accounting literature and reporting standards were superseded and deemed non-authoritative. The adoption of this pronouncement did not have a material impact on our consolidated financial statements; however, the ASC affected the way we reference authoritative guidance in our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Non-public Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for non-public entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

  In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

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

As of December 31, 2009, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

From inception through to December 31, 2009, we have incurred aggregate net losses of approximately $9,698,978.  Our net loss from operations for the nine month period ended December 31, 2009 was $330,762 and loss from discontinued operations were $210,910 for a total net loss of $541,672.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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
10.11 10.12*

Share Purchase Agreement with SGI Partners, LLC dated August 4, 2009 incorporated by reference on Form 8-K filed on August 7, 2009

Share Purchase Agreement with Patagonia dated February 9, 2010 incorporated by reference from our Quarterly Report on Form 10-Q filed herewith

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

99.3*

Press Release filed on February 10, 2010

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: _/s/ Richard Bachman_________

Richard Bachman
President and Director

Date: __February 22, 2010_________