Form 10-K
period 2010-03-31
UREX ENERGY CORP.
filed 2010-07-14
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2010

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

Large accelerated filer ☐                                                            Accelerated Filer ☐

Non-accelerated Filer ☐                                                             Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock as quoted on the OTC Bulletin Board on July 05, 2010 was $824,256 (82,425,600 common shares at $0.01).

As of June 30, 2010, there were outstanding 204,425,600 shares of common stock.

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

 On February 10, 2010 reports that it has completed the sale of its Argentine subsidiary, United Energy Metals SA (UEM), to Patagonia Resources Ltd.

As a part of an on-going reorganization of the Company’s business activity, the decision to diversify into the geothermal energy field is aligned with the Company’s long-term strategy to add shareholder value.

The Company held a share holders meeting on April 1, 2010 with a majority of share holders voting to approve a name change for the Company and a 200 to 1 reverse stock split.  Urex Energy Corp will become Mustang Geothermal Corp upon regulatory approval.

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

On February 10, 2010 twe completed the sale of our Argentine subsidiary, United Energy Metals SA (UEM), to Patagonia Resources Ltd.  The Company signed a Letter of Intent with UrAmerica Ltd of London, U.K. for the sale of the Argentine subsidiary, United Energy Metals SA (UEM), which was reported in a news release dated December 1, 2009. The agreement provides for a US $500,000 cash payment to Urex with UrAmerica assuming a maximum liability of US $275,000 for the outstanding UEM debts. The Company will use the proceeds of the sale to pay down debt.

On March 18, 2010, the Company completed the purchase of three geothermal leases totaling 6582 acres located in the State of Nevada from Enco Explorations Inc. of Reno, Nevada.  The Company issued 100,000,000 common shares to Enco Explorations Inc. valued at $0.01for an aggregate market price of $1,000,000.

As a part of an on-going reorganization of the Company’s business activity, the decision to diversify into the geothermal energy field is aligned with the Company’s long-term strategy to add shareholder value.

The Company held a share holders meeting on April 1, 2010 with a majority of share holders voting to approve a name change for the Company and a 200 to 1 reverse stock split.  Urex Energy Corp will become Mustang Geothermal Corp upon regulatory approval.

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

.

Going Concern Issues

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon attaining and maintaining profitable operations and raising additional capital. We are actively currently seeking additional funding through various methods, but due to current market conditions funding may not be readily available. In addition, our current liabilities exceeded our current assets at March 31, 2010and at the date of this report. One of the reasons for our current financial position is that we have suffered significant cost overruns on one of our projects. These conditions indicate the existence of a material uncertainty which may cast significant doubt over our ability to continue as a going concern.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $404,879 for the fiscal year ended March 31, 2010, and cumulative losses of $9,215,118 from inception to March 31, 2010.  As of March 31, 2010 we had working capital deficit of $594,047.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to March 31, 2010, we have incurred aggregate losses of approximately $9,215,118. Our loss from continuing operations for the fiscal year ended March 31, 2010 was $404,879.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Property Acquisition

In December 2005, we acquired a 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims (approximately 2,740 acres) in Grants Mining District, Cibola County, New Mexico.  We acquired the La Jara Mesa Extension property, which consists of 137 unpatented federal mining claims, through staking.  An unpatented mining claim provides the owner with the rights to all locatable minerals as defined by the 1872 Mining Law.  An annual claim fee of $140 per claim is due by September 1 of each year in order to maintain the claim in good standing.

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

On February 10, 2010 we completed the sale of the Argentine subsidiary, United Energy Metals SA (UEM), to Patagonia Resources Ltd.

The Company signed a Letter of Intent with UrAmerica Ltd of London, U.K. for the sale of its Argentine subsidiary, United Energy Metals SA (UEM), which was reported in a news release dated December 1, 2009. The agreement provides for a US $500,000 cash payment to Urex with UrAmerica assuming a maximum liability of US $275,000 for the outstanding UEM debts. The Company will use the proceeds of the sale to pay down debt.

BLACK ROCK AND MONTE NEVA GEOTHERMAL PROPERTIES

On March 18, 2010, the Company acquired  a total of three geothermal leases with a combined area of 2,664 hectares (“ha”) in two properties (the “Properties”), each located within favorable geothermal terrain:

The Black Rock Lease consists of three contiguous Sections (777ha) (common corners only) 13 kilometers (“km”) northeast of the community of Gerlach in the Black Rock Desert area in north-western Pershing County, approximately 135km north of the City of Reno.

The Monte Neva Lease Group consists of two leases forming a combination of contiguous and non-contiguous Section fractions (1,887ha), 45km north of the Town of Ely in central White Pine County, in the order of 440km east of Reno.

Figure 1 – Geothermal Lease Locations

Duffield and Sass (2003) summarizes the Basin and Range physiographic province of the western United States has experienced considerable lateral stretching and thinning of the earth’s crust. The northern part (also known as the Great Basin) of the Basin and Range is higher in elevation, has higher heat flow, and is more tectonically active than the southern part. The Great Basin contains the largest number of geothermal power plants in the United States.

The State of Nevada has long been known for its abundance of hot springs and other geothermal activity. In the last few years, the geothermal industry has blossomed as demands for electrical power have increased while at the same time maintaining a preference for environmentally friendly sources. Regulators have also spurred geothermal exploration and development activity by introducing subsidy programs as well as by hasting the time required to grant governmental regulatory approval for the advancement of geothermal projects.

The Company’s Lease areas constitute high calibre grassroots geothermal exploration projects as they exhibit geological and structural features which are amenable to the presence of hydrothermal channel ways. There are also numerous surface and drill well indications of proximal geothermal activity by way of anomalous temperatures in hot springs and water in wells.

Property Acquisition

The Company completed the purchase of three geothermal leases totaling 6582 acres located in the State of Nevada from Enco Explorations Inc. of Reno, Nevada.  The Geothermal Lease Purchase Agreement provides for the Company to pay Enco Explorations Inc. 100 million shares of the Company’s common stock per an agreement signed March 18, 2010.

Professional Review

The Company commissioned a professional review of its geothermal leases located in northern Nevada, USA, and asked the author to express an opinion as to their geothermal potential, as well as a recommendation for a proposed plan of exploration.

This study is a combined historical document and data review as well as a report on direct observations made during a one-day field visit. The Company has compiled existing information, in some cases re-processed it, and interpreted the data.

Property Description and Location

The Properties are registered in the name of Mustang Geothermal Corp., a privately owned Nevada registered company with a business address at 10580 N. McCarran Blvd, #115-208, Reno NV, 89503. The leases are centered on:

Property	Latitude	Longitude	Area
	Centeroid	Centeroid	(hectares)
Black Rock Leases	40E 43’ 32” N	119 14’ 24” W	777
Monte Neva Leases	39 39’ 25” N	114 48’ 22” W	1,887

Lease locations within Nevada are illustrated in Figure 1. Section and Range description specifics for the leases are listed in Table 1.

The leasing and development of geothermal resources in Nevada is regulated under “the Mineral Leasing Act of 1920 as Amended: Act of December 24, 1970 – Geothermal Steam Act of 1970”. Initial lease tenure is 10 years and is renewable up to 40 years, providing geothermal production has been realized in the initial term. Finally, the Properties attract an annual lease payment of approximately US$19,750 ($3 per acre). This is comprised of a $1 per acre annual rental fee, combined with a $2 per acre minimum royalty levy.

Access, Infrastructure, Physiography and Climate

The Black Rock Lease is located 13km northeast of Gerlach and is easily accessed via Hwy 447 at Gerlach and then east on either Roads 34 or 48. The lease is overlain by open, vegetation barren, flat-lying playa and is very easily driven across with 4x4 vehicle when dry (Elevation 1,190m asl). The term playa refers to a desert basin with no outlet which periodically fills with water to form a temporary lake.

The community of Gerlach (pop. 500) focuses on the gypsum mining in nearby Empire as well as is supported by seasonal tourism in the Black Rock Desert, in addition to hunting. Gerlach also hosts a switching station of the Union Pacific Railroad, whose line cuts along the southern edge of the property.

The climate is typical of that of the Basin and Range Desert. The area’s average seasonal temperatures range from 5 degrees C to 32 degrees C and -8 degrees C to 11 degrees C in summer and winter respectively, with temperature extremes spanning from 43 degrees C to -31 degrees C. Precipitation is low with an average annual fall of 21cm. The area is also sporadically subject to high winds.

The Property is large enough to support a geothermal operation.

The Monte Neva Lease Group is located in the north-south trending Steptoe Valley, a couple kilometres west of the Great Basin Highway (Hwy 93) and 45km north of the Town of Ely. Reasonable access is provided by secondary roads and trails. The lease group is bisected by Duck Creek as well as a rail line which follows the western edge of the stream.

Ely (pop. 4,000) is a mining town home to a number of copper and gold mining companies. It attracts some tourism, what with a pair of state and national parks being close by.

The west portion the property group is dominated by relatively flat-lying open desert with its associated vegetation of arid desert plants, like sagebrush, bunch grass, and other low shrubs. The extreme western edge of the lease group abuts against the Egan Range. The non-contiguous east portions of the property straddle agriculture lands, including irrigation rings. Elevation ranges from 1,890m in the west to 1,815m in the east.

Climate is similar as at Black Rock.

Local Geology

The Black Rock Desert lies within the northern terminus of the Paleozoic and Merozoic Belts of the western Great Basin in the northwestern segment of the Basin and Range, just before the extensive Tertiary and Quaternary volcanic province of the Snake River Plain and the Cascades. The volcanic cover (Tertiary to recent) and subsequent Lahontan Lake lacustrine sediment extensively obscure the relatively complex pre-Cenozoic geology of the area (Maher, 1989). The eastern-central portion of the Black Rock Desert has been proposed in the past to be a portion of an exotic-terrene (Early Triassic to Late Jurassic) with tectonic structures and zones of weakness inherited from the complex past (e.g. Maher (1989); Speed (1988); Erskine and Moores (1984)). Louie et al (2004) postulates that the Cenozoic crustal extension and high heat flow in Northern Nevada are correlated with the anomalously thin crust and shallow Moho (the boundary between the earth’s crust and the underlying mantle). The Black Rock Basin itself extends in a north-northwest direction, which also makes it somewhat anomalous from the standpoint of regional Basin and Range axial trends. The complex structural-tectonic and lithologic picture is reflected in the signatures observed in the geophysical data.

The Monte Neva/Warm Springs geothermal locality is located in the Steptoe Valley Basin, within the eastern-central portion of the Basin and Range Province and is characterized by north- to northeast-trending mountain ranges separated by long alluvial-filled valleys. This basin is situated between the Egan Range (West) and the Schelbourne Range (East). The geology of the basin is complex and consists of highly faulted and folded marine sedimentary rocks of Paleozoic age, with localized Tertiary-age intrusive bodies, volcanics and Quaternary-age pediment gravels and valley sediments (Fritz, 1968; Drewes, 1967).

Fritz (1968) further reports that prior to the Jurassic, the area was mainly marine or tidal depositional environment characterized by thick sequences of carbonates and shales. A major orogeny in the Jurassic resulted in development of thrust, folds, and low angle faulting throughout the range, shaping the complex fold and thrust geology exhibited today. The present-day deformation and geology was also influenced by Tertiary Basin-and-Range extension and volcanism. The extension has resulted in the uplift of the present ranges relative to the large alluvium-filled valleys, but also in activation of volcanism resulting in the intrusion of quartz-monzonite (granite) into Paelozoic sediments, deformed by the Mesozoic orogeny. The intrusive bodies (stocks, dikes, sheets) have typically followed Mesozoic thrust faults and inherited zones of weakness. It is also postulated that recent range-faulting has been precluded by the sinuous contact between bedrock and alluvium at the margins of the range and that of major faults, folds, or even possible later intrusives, which may now lie below valley fill. A Master’s thesis by Boyden (1972) describes the geology of the Steptoe-Warm Springs pluton and discusses the possibility of it extending northeast.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company solicited votes from two (2) selected shareholders of record ("Selected Shareholders") on March 31, 2010, holding a total of 116,000,000 shares, to consider and act upon:

1.

  The Directors' propose to amend the Corporation's Articles of Incorporation to change the Corporation's name from UREX  ENERGY CORP. to MUSTANG GEOTHERMAL  CORP.

2.

  The Directors' propose to effect a reverse split of the Company’s total issued and outstanding shares of stock on the basis of 200 for 1, with a corresponding amendment to  the Corporation's Articles of Incorporation. The total authorized capital shall remain the same.

3.

  The election of Richard Bachman, Gerald Aberle and Brian Cole as Directors for the ensuing year.

These Selected Shareholders approved the above motion in a written resolution. However, the Corporation's management does not intend to take any corporate action to enact this resolution until such time as it has fulfilled its obligations under the rules and regulations of the Securities and Exchange Commission. The matters are not being solicited as management has received sufficient votes to approve the above proposals. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposals will not be adopted until a date at least 20 days after the date on which the Information Statement has been mailed to the stockholders and on such date when the Company received approval from the regulatory authorities. The approximate date on which this information statement is being mailed to security holders was April 20, 2010.  The Company anticipates that the actions contemplated herein will be effected on or before the end of the month of July.

The Company has asked brokers and other custodians, nominees and fiduciaries to forward the Information Statement to the beneficial owners of the Common Stock held of record by such persons and will reimburse such persons for out-of-pocket expenses incurred in forwarding such material.

      This Information Statement will serve as written notice to stockholders pursuant to Section 78.370 of the Nevada General Corporation Law.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “URXE”.  The following quotations obtained from otcbb.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
March 31, 2010	$0.03	$0.01
December 31, 2009	$0.03	$0.01
September 30, 2009	$0.04	$0.02
June 30, 2009	$0.04	$0.01
March 31, 2009	$0.04	$0.01
December 31, 2008	$0.05	$0.02
September 30, 2008	$0.10	$0.04
June 30, 2008	$0.16	$0.09
March 31, 2008	$0.19	$0.11
December 31, 2008	$0.251	$0.105
September 30, 2007	$0.24	$0.09
June 30, 2007	$0.36	$0.22
March 31, 2007	$1.15	$0.55

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

Holders

On March 31, 2010, the shareholders' list of our common shares showed nine registered shareholders and 204,425,600 common shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended March 31, 2010 that were not otherwise reported in a quarterly report filed on Form 10-Q or in a current report filed on Form 8-K.

Equity Compensation Plan Information

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock.  As of July 05, 2010, there were no options issued under our 2007 Stock Option Plan.

The following table provides a summary of the number of stock options granted under the 2007 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2007 Stock Option Plan, all as at March 31, 2010.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2010.

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

Plan of Operations And Cash Requirements

Financing for necessary to undertake the initial evaluation of the Company’s geothermal leases and maintenance of La Jara Mesa property will cost $390,000 as set forth below:

La Jara Mesa Extension: Proposed Exploration Expenditures ($USD)

Consulting and Technical Services	$5,000

Property Costs	$25,000

TOTAL	$30,000

Black Rock and Monte Neva ($USD)

Salaries & Wages	$15,000
Consulting and Technical Services	$180,000
Surface work	$50,000
Environmental	$10,000
Property Costs	$20,000

Administrative & General	$15,000
Machinery expense	$70,000
TOTAL	$360,000

We anticipate incurring the following costs during the next twelve month period: $420,000 on professional fees; $13,000 on salaries and wages; $30,000 on travel costs; $50,000 on promotional expenses; $50,000 on other administrative expenses; and an additional $1,200,000 in surface work and drilling.  As a result, we anticipate that we will incur approximately $390,000 in operating expenses during the next twelve month period.

We incurred an income of $139,492 for the fiscal year ended March 31, 2010 compared to a loss of $1,404,241 for the fiscal year ended March 31, 2009.  As of March 31, 2010 we had working capital deficit of $594,047 compared to working capital of $866,095 as of March 31, 2009.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $390,000.  Our current working capital will likely be sufficient to cover our estimated capital requirements during the next twelve month period, however, we may be required to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

Exploration and Development Costs

Our proposed work program this d recommended within the proposed budget of $390,000:

1. The most prospective ground at Black Rock lies outside the current lease. The two outlined target zones must be acquired via the BLM public option process. Additional recommended work on this project is contingent upon these target areas being successfully acquired.

2. It would be prudent to also to attempt to consolidate the Monte Neva Lease Group, especially west of Duck Creek.

3. Envisaged work programs on the two properties would be similar in nature for each: broader coverage of the shallow-temperature gradient surveys, additional re-processing of existing data (magnetic, gravity, GETECH, and especially for the audio-magnetotelluric data), ground magnetic and vlf surveys to help detail map structure. The seimic method has also been used to good effect to help map pregnant geothermal structures at depth. Favorable results would by followed-up by the drilling of deeper, but still relatively shallow wells for the purposes of temperature test readings.

4. The geothermal wells portion of the recommended work for the Properties is contingent on the results of the preceding data reprocessing and new geophysical surveys. As previously

During the next twelve month period, we plan to put all exploration activities into our geothermal properties in Nevada with the New Mexico uranium property on hold.  Given the current difficult financial and economic environment the Company is considering alternatives to conventional financing due to limited availability of financing at desirable terms.

Capital Expenditures

As of March 31, 2010, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

Employees

We have no employees.  Our operations are conducted by management, all of whom are consultants.  We do not expect any material changes in the number of employees over the next twelve month period.  Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.  However, if we are successful in our initial and any subsequent development and exploration programs, we may retain additional consultants.

RESULTS OF OPERATIONS

As at March 31, 2010, we had working capital deficit of $594,047.  Our financial statements report a net income of $139,492 for the fiscal year ended March 31, 2010 as compared to a net loss of $1,404,241 for the fiscal year ended March 31, 2009.  Our accumulated losses for the period from February 6, 2002, our date of inception, to March 31, 2010 was $9,215,118.

Our total liabilities as of March 31, 2010 were $767,768, as compared to total liabilities of $1,080,670 as at March 31, 2009.  The change was due primarily to increases in accounts payable and accrued liabilities.

Cash Flow Used in Operating Activities

Operating activities used cash of $215,636 for the fiscal year ended March 31, 2010, compared to using $1,087,799 for the fiscal year ended March 31, 2009.  The increase in cash used during the fiscal year ended March 31, 2010 was commensurate with an increase in our accounts receivable and prepaid expenses.

Cash Flow Used in Investing Activities

Investing activities used cash of $2,788 for the fiscal year ended March 31, 2009 and did not generate any cash during the fiscal years ended March 31, 2010.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $163,147 for the fiscal year ended March 31, 2010 as compared to used cash of $263,147 for the fiscal year ended March 31, 2009.  The increase in cash provided from financing activities for the fiscal year ended March 31, 2009 resulted from loans to the company.

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

Due to the uncertainty of our company’s ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended March 31, 2010, our company’s independent auditors included an explanatory paragraph regarding concerns about our company’s ability to continue as a going concern.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

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

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements

ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended March 31, 2010 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated July 14, 2010;

Consolidated Balance Sheets at March 31, 2010 and 2009;

Statements of Operations for the years ended March 31, 2010 and 2009;

Statements of Changes in Stockholders Equity for the period February 6, 2002 to March 31, 2010;

Statements of Cash Flows for the years ended March 31, 2010 and 2009, and the period from February 6, 2002 (inception) to March 31, 2010; and

Notes to the Financial Statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

For the years ended March 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

UREX Energy Corp.:

We have audited the accompanying consolidated balance sheet of UREX Energy Corp. (hereinafter referred to as “the Company”) as of March 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2010 and 2009 and for the period from February 6, 2002 (inception) to March 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UREX Energy Corp. as of March 31, 2010 and 2009 the results of its consolidated operations and cash flows for the years then ended and the period from February 6, 2002 (inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $9,215,118 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

July 14, 2010

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009

ASSETS
Current Assets
Cash	$ 73,721	$ 1,975
Assets held for sale	-	112,600
Total current assets	73,721	114,575

Geothermal Leases	1,000,000	-
Property and equipment	929	1,859

Total Assets	$ 1,074,650	$ 116,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 339,718	$ 257,805
Due to related party	-	28,147
Line of credit	22,500	22,500
Note payable to related party	305,550	440,550
Notes payable	-	231,668

Total current liabilities	667,768	980,670

Long term debt	100,000	100,000

Total liabilities	767,768	1,080,670

Stockholders' Equity (Deficit)
Common stock, $0.001 par value 300,000,000 shares authorized
204,425,600 shares issued and outstanding	204,426	104,426
Additional paid-in capital	9,317,574	8,417,574
Deficit accumulated during the exploration stage	(9,215,118)	(9,354,609)
Accumulated comprehensive losses	-	(25,227)
Deferred consulting fees	-	(106,400)
Total stockholders' equity (deficit )	306,882	(964,236)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,074,650	$ 116,434

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the years ended March 31, 2010 and 2009 and

For the period from February 6, 2002 ( Date of Inception) to March 31, 2010

	For the year Ended March 31, 2010	For the year Ended March 31, 2009	For the Period from February 6, 2002 (inception) to March 31, 2010
REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	929	929	1,858
Management fees	120,000	144,147	465,000
Professional fees	43,500	95,348	372,316
Consulting fees	106,400	273,600	588,170
Exploration costs	19,778	802,942	177,654
Interest on loans	40,172	20,966	97,851
Investor relation fees	50,000	-	415,097
Travel	6,205	-	46,722
General and administrative	23,470	66,533	185,688
Recovery of expenses	(5,575)	-	(5,575)
Impairment of intangible asset	-	-	5,735,753

Total operating expenses	404,879	1,404,465	8,080,534

Operating loss	(404,879)	(1,404,465)	(8,080,534)

OTHER INCOME

Interest income	-	224	10,126
Total other income	-	224	10,126

Net loss from continuing operations	$ (404,879)	$ (1,404,241)	$ (8,070,408)

DISCONTINUED OPERATIONS
			(1,144,710)
Gain (Loss) from disposal of subsidiary	544,371	-

NET INCOME (LOSS)	$ 139,492	$ (1,404,241)	$ (9,215,118)

Weighted average common shares outstanding - Basic and diluted	107,987,244	89,077,655

Net loss per share – basic and diluted	$ (0.02)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period February 6, 2002 (Date of Inception) to March 31, 2010

	Common Stock
	300,000,000 shares authorized		Additional			Accumulated	Total
	Shares	Par Value	Paid-In	Accumulated	Deferred	Comprehensive	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Consulting Fees	Losses	Equity

BALANCE, MARCH 31, 2008	84,425,600	$ 84,426	$ 8,057,574	$ (7,950,369)	-	$ (512)	$ 191,119

Shares issued for services @ $0.03	4,000,000	$ 4,000	$ 116,000				$ 120,000
Shares issued for services @ $0.03	1,000,000	$ 1,000	$ 29,000				$ 30,000
Shares issued for services @ $0.03	4,000,000	$ 4,000	$ 116,000				$ 120,000
Shares issued for services @ $0.01	11,000,000	$ 11,000	$ 99,000				$ 110,000
Net loss				$ (1,404,241)			$ (1,404,241)
Deferred consulting fees					$ (106,400)		$ (106,400)
Net change in foreign currency translation						$ (24,715)	$ (24,715)

BALANCE, MARCH 31, 2009	104,425,600	$ 104,426	$ 8,417,574	$ (9,354,610)	$ (106,400)	$ (25,227)	$ (964,237)

Shares issued for asset @ $0.01	100,000,000	$ 100,000	$ 900,000				$ 1,000,000
Currency translation expensed upon sale of subsidiary						$ 25,227	$ 25,227
Net income				$ 139,492			$ 139,492
Deferred consulting fees					$ 106,400		$ 106,400

BALANCE, MARCH 31, 2010	204,425,600	$ 204,426	$ 9,317,574	$ (9,215,118)	$ -	$ -	$ 306,882

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended March 31, 2010 and 2009, and

For the period from February 6, 2002 (Date of Inception) to March 31, 2010

	For the year ended March 31, 2010	For the year ended March 31, 2009	For the Period from February 6, 2002 (inception) to March 31, 2010
Adjustments to reconcile net income to net cash
Net income (loss)	$ (404,879)	$ (1,404,241)	$ (9,215,118)
Depreciation and amortization	930	929	5,753
Shares issued for services	-	380,000	380,000
Deferred consulting fees	106,400	(106,400)	-
Shares issued for assets	-	-	1,000,000
Changes in current assets and current liabilities:
Accounts receivable	-	(78,406)	-
Prepaid expense	-	(335)	-
Accounts payable	81,913	120,654	339,718
	-	-	1,217,510

Net cash used in operating activities	(215,636)	(1,087,799)	(6,272,137)

Cash Flows From Investing Activities
Purchase of fixed assets	-	(2,788)	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	-	(2,788)	(5,288)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	28,147	-
Proceeds from (repayment of) notes payable	(135,000)	235,000	405,550
Proceeds from (repayment of) line of credit	(28,147)	-	-
Notes payable to related party	-	-	22,500

Net cash provided by (used in) financing activities	(163,147)	263,147	2,970,050

Effect of Exchange Rate Changes on Cash	-	(24,714)	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	460,014	1,665,773

	-	435,299	(10,979)

Increase in cash and cash equivalents	(378,783)	(392,140)	73,721

Net cash flows from discontinued operations	450,529

Cash and Cash Equivalents, Beginning of Period	1,975	394,432	-

Cash and Cash Equivalents, End of Period	$ 78,721	$ 2,292	$ 73,721

Net Income from discontinued operations	$ 544,371	$ -	$ 544,371

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

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

The Company was conducting a drilling project in Mendoza, Argentina, by its former wholly-owned subsidiary, United Energy Metals, Inc.  (“UEM”).  Effective January 31, 2010, the Company entered into an Agreement with UrAmerica Ltd. and sold its subsidiary for $500,000 cash payment.  UrAmerica Ltd will assume responsibility for the outstanding UEM debts.

The Company entered into an agreement with Enco Explorations Inc. on March 18, 2010 to purchase certain Geothermal Leases.

Subsequent to the year ended March 31, 2010, the Company effected a name change from Urex Energy Corp to Mustang Geothermal Corp.  As of the filing date, this name change is pending approval from the Financial Industry Regulatory Authority, Inc. or FINRA.  At the same time, it effected a reverse stock split of 200 to 1.

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $9,215,118  since inception,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, raising substantial  doubt  about the  Company's  ability to continue as a going  concern.  At March 31, 2010, the Company had a working capital deficiency of $594,047.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 2

Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

Note 2

Summary of Significant Accounting Policies – (Cont’d)

Basis of Presentation

The financial statements have, in management’s opinion, been prepared in accordance with   accounting principles generally accepted in the United States of America.

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

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

Note 2

Summary of Significant Accounting Policies - (cont'd)

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

Income Taxes

The Company follows the guideline under ASC Topic 740 Income Taxes.  “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Since the Company is in the exploration stage and has had continuous losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the ASC Topic 260, “Earnings Per Share”.  Basic loss per share is based upon the weighted average number of common shares outstanding.  Diluted loss per share is based on the assumption that all dilutive convertible shares and stop options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Foreign Currency Translation

The Company’s subsidiary was located and operates outside of the United States of America.  It maintains its accounting records in Argentinean Pesos as follows:

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

Note 2   Summary of Significant Accounting Policies - (cont'd)

Foreign Currency Translation – (Cont’d)

At the transaction date, each asset, liability, revenue and expense is recorded into Argentinean Pesos by the use of the exchange rate in effect at that date.  At the year end, monetary assets and liabilities are translated into US dollars by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

On February 10, 2010 reports that it has completed the sale of its Argentine subsidiary, United Energy Metals SA (UEM), to Patagonia Resources Ltd.

Stock-based Compensation

The Company follows the guideline under ASC Topic 718 “Compensation-Stock”. Compensation for all stock based compensation plans, including employee stock options, restricted stock, employee stock  purchase plans and stock appreciation rights.  Stock compensation expenses are to be recorded using the fair value method.

Recent Accounting Pronouncements

In the second quarter of 2009, The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 as the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. On the effective date, all then-existing non-SEC accounting literature and reporting standards were superseded and deemed nonauthoritative. The adoption of this pronouncement did not have a material impact on our financial statements; however, the ASC affected the way we reference authoritative guidance in our financial statements.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

Note 2   Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements – (cont’d)

impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

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

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

Note 3

Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA.  The Company plans to commence a drilling exploration program as soon as financing is arranged.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

Note 4

Geothermal Leases

On March 18,  2010, the Company acquired 100% interest of three geothermal leases located in the State of Nevada.  These leases were purchased from ENCO Explorations, Inc. in exchange for 100,000,000 shares of Urex Energy Corp common stock, wihich was valued at $0.01 on the date of the transaction.

Lease Serial Number	County	Acres
NVN 86858	Pershing	1920
NVN 86933	White Pine	2240
NVN 86930	White Pine	2422

	TOTAL	6582 Acres

Note 5

Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of March 31, 2010 and 2009, the balance of this loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  During the year ended March 31, 2010, the Company incurred $120,000 in management fees from Minera Teles Pires Inc.

During the year ended March 31, 2010, Minera Teles Pires Inc. advanced to the Company a total of $106,000 to serve as working capital loan. As of March 31, 2010, the total amount of the loan plus accrued interests owing to Minera Teles Pires Inc. were repaid. The details of notes payable are as follows:

Date	Principal	Interest
April 02, 2009	$ 30,000	$ 3,186
April 09, 2009	20,000	2,077
April 17, 2009	30,000	3,038
May 12, 2009	10,000	930

Total	$ 90,000	$ 9,231

Above stated notes payable are unsecured and bear interest at 12% per annum. They are due on demand. The loans plus accrued interests have been repaid.

Date	Principal	Interest
June 05, 2009	$ 5,000	$ 426
June 19, 2009	5,000	402

Total	$ 10,000	$ 828

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

Note 5

Related Party Transactions – (cont’d)

Above stated notes payable are unsecured and bear interest at 12% per annum. The loan plus accrued interests have been repaid.

Date	Principal	Interest
Jul 28, 2009	$ 6,000	$ 406

Total	$ 6,000	$ 406

Above stated notes payable are unsecured and bear interest at 12% per annum.  The loan plus accrued interests have been repaid.

Note 6  Line of credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000) at an 8.5 % interest rate.  The balance of this Line of Credit at March 31, 2010 and 2009 was $0 and $28,147, respectively.

Note 7 Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Principal	Interest
November 15, 2005	$ 82,775	$ 18,108
December 01, 2005	18,800	4,072
January 06, 2006	100,000	21,164
July 14, 2006	103,975	19,314

Total	$ 305,550	$ 62,658

The following promissory notes payable are unsecured and bear interest at 6% per annum. The loans plus accrued interests have been repaid:

Date	Principal	Interest
September 30, 2008	$ 20,000	$ 1,502
October 09, 2008	20,000	1,473
November 12, 2008	20,000	1,361
December 10, 2008	15,000	952
December 19, 2008	25,000	1,549

Total	$ 100,000	$ 6,837

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

Note 7 Promissory Notes Payable – (Cont’d)

The following promissory notes payable are unsecured and bear interest at 12% per annum. The loan and accrued interests have been repaid:

Date	Principal	Interest
February 9, 2009	$ 35,000	$ 3,993

Total	$ 35,000	$ 3,993

The following promissory notes payable are unsecured and bear interest at 12% per annum.  The loans and accrued interest have been repaid:

Date	Principal	Interest

Aug 19, 2009 Nov 12, 2009	20,000 5,000	1,210 163

Total	$ 25,000	$ 1,373

As of March 31, 2010, the balance of promissory notes payable amounted to $305,550.

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

Date	Principal	Interest
August 15, 2008	$ 100,000	$ 8,222

Note 9 Common Stock

Issuance of shares

During the year ended March 31, 2010, the Company issued 100,000,000 shares of common stock at a price of $0.01 per share in exchange for certain geothermal leases.

The Company issued 16,000,000 (post-split) common shares to IMR for acquisition of UEM.

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

Note 9 Common Stock – (cont’d)

Non-cash Transactions

During the year ended March 31, 2009, the Company issued 11,000,000 common shares at $0.01 per share totaling $110,000 to consultants for consulting services.

During the year ended March 31, 2010, the Company issued 100,000,000 common shares at $0.01 per share totaling $1,000,000 for the purchase of the three geothermal leases.

Note 10

Sale of Subsidiary

On December 1, 2009, the Company signed a Letter of Intent with UrAmerica Ltd. of London, UK for the sale of its subsidiary, United Energy Metals, SA, for $500,000 cash payment to the Company and UrAmerica assuming a maximum liability of $275,000 for the subsidiary’s debts.  The agreement for the sale of the subsidiary was completed January 31, 2010.

The sale was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information to be reformatted to separate the divested business form the Company’s continuing operations.

The following amounts represent United Energy Metal’s operations and have been segregated from continuing operations and reported as discontinued operations as of March 31, 2010 and 2009:

	2010	2009

Revenues Earned	$ -	$ -
Cost of Sales	-	-
Gross Profit	-	-
Operating Expenses	(210,910)	(886,834)

Net Loss	$ (210,910)	$ (886,834)

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

Note 10

Sale of Subsidiary – (cont’d)

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of March 31, 2010 and 2009.

	March 31, 2010	March 31, 2009
Assets
Cash	$ 3,081	$ 317
Prepaid expenses	5,888	1,530
Security deposit	10,000	10,000
VAT Receivable	380,170	100,753
Total Assets	$ 399,140	$ 112,600

Liabilities
Accounts Payable	$ 775,211	$ 225,695
Accrued Liabilities	15,000	5,973
Total Liabilities	$ 790,211	$ 231,668

Note 11    Subsequent Event

Subsequent to March 31, 2010, the Company filed for a name change with Financial Industry Regulatory Authority to change the Company’s name from Urex Energy Corp to Mustang Geothermal Corp.   At the same time, the Company affected a reverse stock split of 200 old shares to 1 new share.

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

As of March 31, 2010, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year  ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that our internal control over financial reporting was effect at the reasonable assurance level as of March 31, 2010, based on criteria in Internal Control – Integrated Framework, issued by the COSO).

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters, Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. On March 26, 2010 the board of the Company accepted the resignation of Oscar Yoshitaka Yokoi as director of the Company effective April 1, 2010.  Also, on March 26, 2010 Gerald Aberle, Richard Bachman, and Brian Cole were nominated as directors of the company and  confirmed on March 31, 2010 by the majority of shareholders of the company.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	President and Director	55	September 28, 2005
Gerald Aberle	Director	52	April 1, 2010
Brian Cole	Director	54	January 16, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Richard Bachman – President and Director

Mr. Bachman has been the President and a director of our company since September 28, 2005.  Mr. Bachman’s work experience includes 22 years working with Homestake Mining Company from 1980 to 2002 in various capacities ranging from exploration to mine operations. From 1995 to 1998, he was the Regional Geologist for Brazil where he directed a staff of 46 and was responsible for a $2.5 million annual exploration budget. He conducted a countrywide assessment that resulted in the acquisition of a one million hectare property in a 20 million ounce gold district in the Amazon.

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

Gerald Aberle - Director

Mr. Aberle became a director of  our company on April 1, 2010.  Mr. Aberle graduated in 1980 from South Dakota School of Mines and Technology with a Bachelor of Science Degree in Mining Engineering and has over 30 years of experience in the minerals industry, including 22 years with Homestake Mining Company at the Homestake Gold Mine at Lead, South Dakota from 1977 to 1999. Mr. Aberle’s mining background includes extensive engineering, operations management and project management experience. Over the past 11 years from 1999 until the present, Mr. Aberle has consulted in the mining, underground construction and minerals exploration business for clients including Homestake Mining Co – Barrick Gold, the State of South Dakota and the University of Washington in connection with the planning and development of the National Science Foundation’s National Deep Underground Science and Engineering Laboratory. In addition, Mr. Aberle has more than 15 years of private business experience in the United States, primarily in the land development and construction industries.

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Richard Bachman	Nil	Nil	Nil
Gerald Aberle	Nil	Nil	Nil
Brian Cole	Nil	Nil	Nil

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

We believe that the members of our board of directors our capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, consisting of Richard Bachman, Gerald Aberle, and Brian Cole.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

ITEM 10.  EXECUTIVE COMPENSATION.

General

The particulars of compensation paid to the following persons:

(a)

our principal executive officer;

(b)

one of our executive officers who were serving as executive officers at the year ended March 31, 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended March 31, 2010, 2009, 2008, 2007 and 2006, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Richard Bachman President(1)	2010 2009 2008 2007 2006	120,000 120,000 120,000 120,000 60,000(2)	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	120,000 120,000 120,000 120,000 60,000

(1)

Mr. Bachman was appointed our President on September 28, 2005.

(2)

Effective October 1, 2005, we began paying under a management consulting agreement with Mineral Teles Pires Inc., a company controlled by Mr. Bachman.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 is deferred until financing is obtained by our company.  As at the fiscal year ended March 31, 2010, $120,000 in management fees was invoiced from Minera Teles Pires Inc. As at March 31, 2010, the Company owes Minera Teles Pires Inc. $248.304 for unpaid management fees and expenses.

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

Outstanding Equity Awards at Fiscal Year-End

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock.  As of July 05, 2010, no options were issued under our 2007 Stock Option Plan.

During the year ended March 31, 2010, we did not grant any options to purchase shares of our common stock and no stock options were exercised.

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2010.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 31, 2010.  Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(2)	7.83%
Gerald Aberle 11171 Alpine Circle Lead SD 57754	Nil	N/A
Brian Cole 3979 Victoria Avenue Vineland, Ontario L0R 2C0 Canada	Nil	N/A
Hypo Alpe-Adria-Bank (Liechtenstein)AG Landstrasse 126 A FL Schaan	6,000,000	2.93%
International Mineral Resources Ltd.(3) c/o No. 1 Caribbean Place P.O. Box 97 Leeward Highway Providenciales Turks & Caicos Islands BWI	16,000,000(2)	7.83%
Enco Exploration Inc. 4790 Caughlin Pkwy, #371 Reno, NV 89519	100,000,000	48.92%
Directors and Executive Officers as a Group	16,000,000(2)	7.83%

(1)

Based on 204,425,600 shares of common stock issued and outstanding as of March 31, 2010.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Management of our company is unaware of the beneficial Shareholders of the common shares registered in the name of

CEDE & Co.

Equity Compensation Plan Information

This information can be found under Item 5 – “Market for Common Equity and Related Stockholder Matters.”

Changes in Control

Enco Explorations Inc. controls 100,000,000 shares of the Company’s common stock giving it a 48.9% interest in the Company.  There have been no changes to the Company’s board other than the resignation of Mr. Oscar Yokoi and approval of Mr. Gerald Aberle to join the board as a director of the Company. The number of directors of the Company remains at three.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by our company.  As at the fiscal year ended March 31, 2010, $120,000 in management fees was invoiced from Minera Teles Pires Inc. As at  March 31, 2010, the Company owes Minera Teles Pires Inc. $248, 304.

Director Independence

Our board of directors has determined that Gerald Aberle and Brian Cole are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
10.9	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008 incorporated by reference from our Annual Report on Form 10KSB filed July 15, 2008
10.10	Convertible Note with Four Tong Investments Limited, dated August 19, 2008 incorporated by reference on Form 8-K filed on August 26, 2008

10.11	Share Purchase Agreement with SGI Partners, LLC dated August 4, 2009 incorporated by reference on Form 8-K filed on August 7, 2009
10.12	Share Purchase Agreement with Patagonia dated February 9, 2010 incorporated by reference from our Form 10-Q filed February 22, 2010
10.13	Purchase Agreement with Enco Explorations Inc., dated March 23, 2010
31*	Section 302 Certification of Richard Bachman, dated
32*	Section 906 Certification of Richard Bachman, dated
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed Jewett, Schwartz & Associates as independent auditors to audit our financial statements for the current fiscal year.  The aggregate fees billed by Jewett, Schwartz & Associates for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-K for the fiscal year ended March 31, 2010 and 2009 were $25,500 and $25,500, respectively.

Audit Related Fees

For the fiscal year ended March 31, 2010 and 2009, the aggregate fees billed for assurance and related services by Jewett, Schwartz & Associates relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $Nil.

Tax Fees

For the fiscal year ended March 31, 2010 and 2009, the aggregate fees billed for tax compliance, by Jewett, Schwartz & Associates were $0 and $22,500, respectively.

All Other Fees

For the fiscal year ended March 31, 2010 and 2009, the aggregate fees billed by Jewett, Schwartz & Associates for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil, respectively.

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

/s/ __Richard Bachman________________
By: Richard Bachman
President, Secretary and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: July 14, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ __Richard Bachman _________
By: Richard Bachman
President, Secretary and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: July 14, 2010

/s/ __Brian Cole_____________

By: Brian Cole
Director
Dated: July 14, 2010

/s/ __Gerald Aberle___________

By: Gerald Aberle

Director

Dated: July 14, 2010