Form 10-Q
period 2010-06-30
UREX ENERGY CORP.
filed 2010-08-16
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number  000-50191

MUSTANG GEOTHERMAL CORP.

(Exact name of registrant as specified in its charter)

UREX ENERGY CORP.
(If there is a name change, the Former Name of registrant)

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

204,425,600 common shares issued and outstanding as of June 30, 2010

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2010, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

MUSTANG GEOTHERMAL CORP Formerly UREX ENERGY CORP
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$ 72,478	$ 73,721
Assets held for sale	-	-
Total current assets	72,478	73,721

Geothermal Leases	975,000	1,000,000
Property and equipment	697	929

Total Assets	$ 1,048,175	$ 1,074,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 406,067	$ 339,718
Due to related party	22,500	22,500
Note payable to related party	305,550	305,500

Total current liabilities	734,117	667,768

Long term debt	100,000	100,000

Total liabilities	834,117	767,768

Stockholders' Equity (Deficit)
Common stock, $0.001 par value 300,000,000 shares authorized
204,425,600 shares issued and outstanding	204,426	204,426
Additional paid-in capital	9,317,574	9,317,574
Deficit accumulated during the exploration stage	(9,307,942)	(9,215,118)
Total stockholders' equity (deficit )	214,058	306,882

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,048,175	$ 1,074,650

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and

For the period from February 6, 2002 (Date of Inception) to June 30, 2010

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the Period from February 6, 2002 (inception) to June 30, 2010
REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	232	232	2,090
Depreciation – geothermal leases	25,000	-	25,000
Management fees	30,000	30,000	495,000
Professional fees	5,500	6,000	377,816
Consulting fees	-	40,000	588,170
Exploration costs	-	-	177,654
Interest on loans	5,073	9,983	102,924
Investor relation fees	-	50,000	415,097
Travel	20,216	6,205	66,938
General and administrative	6,803	5,669	192,491
Recovery of expenses	-	(4,402)	(5,575)
Impairment of intangible asset	-	-	5,735,753

Total operating expenses	92,824	143,687	8,173,358

Operating loss	(92,824)	(143,687)	(8,173,358)

OTHER INCOME

Interest income	-	-	10,126
Total other income	-	-	10,126

Net loss from continuing operations	$ (92,824)	$ (143,687)	$ (8,163,232)

DISCONTINUED OPERATIONS
			(1,144,710)
Gain (Loss) from disposal of subsidiary	-	(1,711,837)

NET INCOME (LOSS)	$ (92,824)	$ (1,855,524)	$ (9,307,942)

Weighted average common shares outstanding - Basic and diluted	204,425,600	104,425,600

Net loss per share – basic and diluted	$ (0.00)	$ (0.01)

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2010 and 2009, and

For the period from February 6, 2002 (Date of Inception) to June 30, 2010

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the Period from February 6, 2002 (inception) to June 30, 2010
Adjustments to reconcile net income to net cash
Net income (loss)	$ (92,824)	$ (1,855,524)	$ (9,307,942)
Depreciation and amortization	232	232	5,985
Depreciation Geothermal leases	25,000		25,000
Shares issued for services	-	-	380,000
Deferred consulting fees	-	40,000	-
Shares issued for assets	-	-	1,000,000
Loss on sale of discontinued operations	-	1,696,779	1,217,510
Decrease in assets held for sale	-	1,390
Decrease in liabilities held for sale	-	(26,600)
Changes in current assets and current liabilities:
Accounts receivable	-	-	-
Prepaid expense	-	-	-
Accounts payable	66,348	43,078	406,067

Net cash used in operating activities	(1,244)	(100,645)	(6,273,380)

Cash Flows From Investing Activities
Purchase of fixed assets	-	-	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	-	-	(5,288)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	16	-
Proceeds from (repayment of) notes payable	-	102.367	405,550
Proceeds from (repayment of) line of credit	-	-	-
Notes payable to related party	-	-	22,500

Net cash provided by (used in) financing activities	-	102.383	2,970,050

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	-	1,665,773

	-	-	-

Increase in cash and cash equivalents	(1,244)	1,738	72,478

Net cash flows from discontinued operations	-		450,529

Cash and Cash Equivalents, Beginning of Period	73,721	1,975	-

Cash and Cash Equivalents, End of Period	$ 72,478	$ 3,713	$ 72,478

Net Income from discontinued operations	$ -	$ -	$ 544,371

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

June 30, 2010

Note 1

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2010 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2010 annual financial statements.

Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ended March 31, 2011.

Note 2

Nature and Continuance of Operations

Mustange Geothermal Corp., formerly Urex Energy Corp (the “Company”) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to its current name.  The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations.  The Company is primarily engaged in the acquisition and exploration of mining properties.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter into a development stage.

The Company was conducting a drilling project in Mendoza, Argentina, by its former wholly-owned subsidiary, United Energy Metals, Inc.  (“UEM”).  Effective January 31, 2010, the Company entered into an Agreement with UrAmerica Ltd. and sold its subsidiary for $500,000 cash payment.  UrAmerica Ltd had assumed responsibility for the outstanding UEM debts.

The Company entered into an agreement with Enco Explorations Inc. on March 18, 2010 to purchase certain Geothermal Leases in exchange for 100,000,000 shares of the Company’s common stock, which was valued at $0.01 on the transaction date.

Effective July 22, 2010, the Financial Industry Regulatory Authority, Inc. or FINRA, approved the Company’s name change from Urex Energy Corp to Mustang Geothermal Corp. and a reverse stock split of 200 to 1.

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $9,307,942  since inception and,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, which raises substantial  doubt  about the  Company's  ability to continue as a going  concern.  At June 30, 2010, the Company had a working capital deficiency of $661,639.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

June 30, 2010

Note 3

Going Concern – (Cont’d)

equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans as of June 30, 2010.

Note 4

Subsequent Event

On July 22, 2010, Financial Industry Regulatory Authority (FINRA) approved a 200 to 1 reverse stock split of the Company’s common stock, and a name change to Mustang Geothermal Corp.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Urex” mean Mustang Geothermal Corp., formerly Urex Energy Corp., unless otherwise indicated.

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

The Company held a stockholders meeting on April 1, 2010 with a majority of stockholders voting to approve a name change for the Company and a 200 to 1 reverse stock split.  “Urex Energy Corp” became “Mustang Geothermal Corp” on July 22, 2010 upon regulatory approval from the Financial Industry Regulatory Authority (FINRA).

Our Current Business

Since inception, we have been primarily engaged in the acquisition and exploration of uranium mining geothermal properties, but have not yet realized any revenues from our planned operations.  Currently, we have one uranium prospects, the La Jara Mesa Property located in Cibola County, New Mexico and three federal geothermal leases located in the State of Nevada.

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

On February 10, 2010 we completed the sale of our Argentine subsidiary, United Energy Metals SA (UEM), to UrAmerica Ltd.  The Company signed a Letter of Intent with UrAmerica Ltd of London, U.K. for the sale of the Argentine subsidiary, United Energy Metals SA (UEM), which was reported in a news release dated December 1, 2009. The agreement provides for a US $500,000 cash payment to Urex with UrAmerica assuming a maximum liability of US $275,000 for the outstanding UEM debts. The Company intended to use the proceeds of the sale to pay down debt.

On March 18, 2010, the Company completed the purchase of three geothermal leases totaling 5462 acres located in the State of Nevada from Enco Explorations Inc. of Reno, Nevada.  The Company issued 100,000,000 common shares to Enco Explorations Inc. valued at $0.01for an aggregate market price of $1,000,000.

As a part of an on-going reorganization of the Company’s business activity, the decision to diversify into the geothermal energy field is aligned with the Company’s long-term strategy to add shareholder value.

The Company is currently focusing its exploration and development efforts on its geothermal leases with the object of discovering geothermal electrical power resources.

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

For the three month periods ended June 30, 2010 and June 30, 2009

We did not generate any revenues for the three months ended June 30, 2010 and June 30, 2009.  Our operating activities during these periods consisted primarily of the exploration of, and drilling on, our properties in Argentina.

Operating expenses for the three months ended June 30, 2010  were $92,824 compared to $143,687 for the three months ended June 30, 2009.  Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses.  Management fees for the three months ended June 30, 2010 were $30,000 compared to $30,000 for the three months ended June 30, 2009.  Professional fees for the three months ended June 30, 2010 were $5,500 compared to $6,000 for the three months ended June 30, 2009.  There were no exploration costs for the three months ended June 30, 2010 and June 30, 2009.  Interest on loans for the three months ended June 30, 2010 was $5,073 compared to $9,983 for the three months ended June 30, 2009.  Investor relations fees for the three months ended June 30, 2010 were $0 as compared to $50,000 for the three months ended June 30, 2009.  General and administrative expenses for the three months ended June 30, 2010 were $6,803 as compared to $5,669 for the three months ended June 30, 2009.  The overall increase in operating expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to decreased corporate expenses and transactions.

Our net loss for the three months period ended June 30, 2010 was $92,824 as compared to $1,855,524 for the three month period ended June 30, 2009.  This is primarily due to the loss from operations of our discontinued division. The weighted average number of shares outstanding was 204,425,600 at June 30, 2010 as compared to 104,425,600 at June 30, 2009.

Sale of Subsidiary

On August 4, 2009 the Company completed an agreement for the sale of its Argentine subsidiary, United Energy Metals SA (“UEM”) to SGI Partners, LLC of Carlsbad, CA (“SGI”).

The agreement provided for a US$500,000 dollar cash payment with the Company retaining a 2% net smetler royalty (“NSR”).  The royalty was subject to a buy down provision that allowed SGI at anytime to reduce the royalty by 1% NSR by making US$2 million dollar payment.  SGI will assume responsibility for the outstanding UEM debts.

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

The Company intended to use the proceeds of the sale to pay down debt and to focus on developing its properties.

The sale was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent United Energy Metals’ operations and had been segregated from continuing operations and reported as discontinued operations as of March 31, 2010 and 2009.

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of March 31, 2010 and March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2010, we had a working capital deficit of $661,639.  Our total liabilities, consisting of current liabilities, as of June 30, 2010 were $734,117, as compared to total liabilities, consisting of current liabilities, of $667,768 as of March 31, 2010.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, and notes payable.  Our total assets as of June 30, 2010 were $1,048,175, consisting of $72,478 in current assets, $975,000 for our geothermal leases and $697 in net fixed assets, as compared to total assets, consisting entirely of $73,721 in current assets, $1,000,000 in geothermal leases and $929 in net fixed assets as of March 31, 2010.  The decrease in our total assets was primarily due to amortization of the geothermal leases.

Cash Flow Used in Operating Activities

Operating activities used cash of $1,244 for the three month period ended June 30, 2010, compared to using $100,645 for the three month period ended June 30, 2009.  The decrease in cash used during the three month period ended June 30, 2009 was commensurate with an increase in our loss on sale of our discontinued operations.

Cash Flow Used in Investing Activities

There were no cash flows from investing activities for the three month period ended June 30, 2010 and June 30, 2009, respectively.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $0 for the three months period ended June 30, 2010 as compared to generating cash of $102,383 for the three months period ended June 30, 2009.  The cash generated from financing activities was from the issuance of notes payable and line of credit.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our majority-owned subsidiary, United Energy Metals S.A.  All significant intercompany accounts and transactions have been eliminated. Due to the sale of the subsidiary, the financial statements have been modified to include only that of Mustang Geothermal Corp., formerly Urex Energy Corp.  All the intercompany accounts and transactions of United Energy Metals have been included in the loss due to sale of assets.

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

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

In April 2010, the FASB issued Accounting Standards Update No.2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10.

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

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

As of June 30, 2010, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $92,824 for the three month period ended June 30, 2010, and cumulative net losses of $9,307,942 from inception to June 30, 2010.  As of June 30, 2010 we had a working capital deficit of $661,639.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to June 30, 2010, we have incurred aggregate net losses of approximately $9,307,942.  Our net loss from operations for the three months period ended June 30, 2010 was $92,824.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

We expect that a substantial portion of our business, including future assets and operations of our company, will be located and conducted in North America, including Nevada, California, and New Mexico.  For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by such governments and our proposed business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
10.9	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008 incorporated by reference from our Annual Report on Form 10-KSB filed on July 15, 2008

10.10	Convertible Note with Four Tong Investments Limited, dated August 19, 2008 incorporated by reference on Form 8-K filed on August 26, 2008
10.11 10.12

Share Purchase Agreement with SGI Partners, LLC dated August 4, 2009 incorporated by reference on Form 8-K filed on August 7, 2009

Share Purchase Agreement with Patagonia dated February 9, 2010 incorporated by reference from our Quarterly Report on Form 10-Q filed herewith

10.13	Purchase Agreement with Enco Exploration Inc., dated March 23, 2010
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification of Richard Bachman
(32)	Section 1350 Certification
32.1*	Section 906 Certification of Richard Bachman
(99)	Additional Exhibits
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UREX ENERGY CORP.

By: _/s/ _Richard Bachman________

Richard Bachman
President and Director

Date: __August 16, 2010_________