Form 10-Q
period 2010-09-30
MUSTANG GEOTHERMAL CORP
filed 2010-11-17
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

15,022,128 common shares issued and outstanding as of September 30, 2010

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2010, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

MUSTANG GEOTHERMAL CORP Formerly UREX ENERGY CORP
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$ 7,850	$ 73,721
Assets held for sale	-	-
Total current assets	7,850	73,721

Geothermal Leases	3,032,500	1,000,000
Property and equipment	464	929

Total Assets	$ 3,040,814	$ 1,074,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 349,419	$ 268,838
Accrued interest	81,081	70,880
Due to related party	22,500	22,500
Note payable to related party	305,550	305,500

Total current liabilities	758,550	667,768

Long term debt	100,000	100,000

Total liabilities	858,550	767,768

Stockholders' Equity (Deficit)
Common stock, $0.001 par value 300,000,000 shares authorized
15,022,128 shares issued and outstanding	15,022	1,022
Additional paid-in capital	11,606,978	9,520,978
Deficit accumulated during the exploration stage	(9,439,736)	(9,215,118)
Total stockholders' equity (deficit )	2,182,264	306,882

Total Liabilities and Stockholders' Equity (Deficit)	$ 3,040,814	$ 1,074,650

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2010 and 2009 and

For the period from February 6, 2002 (Date of Inception) to September 30, 2010

					For the Period from
	For the three		For the six		February 2, 2002
	months ended		months ended		(inception) to
	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	232	233	465	465	2,322
Depreciation – geothermal leases	42,500	-	67,500	-	67,500
Management fees	30,000	30,000	60,000	60,000	525,000
Professional fees	10,851	5,500	16,351	11,500	388,667
Consulting fees	-	30,000	-	70,000	588,170
Exploration costs	35,592	19,180	35,592	19,180	213,246
Interest on loans	5,129	11,127	10,201	21,110	108,053
Investor relation fees	-	-	-	50,000	415,097
Travel	-	-	20,216	6,205	66,938
General and administrative	7,490	5,553	14,293	11,222	199,981
Recovery of expenses	-	-	-	(4,402)	(5,575)
Impairment of intangible asset	-	-	-	-	5,735,753

Total operating expenses	131,794	101,593	224,618	245,280	8,305,152

Operating loss	(131,794)	(101,593)	(224,618)	(245,280)	(8,305,152)

OTHER INCOME

Interest income	-	-	-	-	10,126
Total other income	-	-	-	-	10,126

Net loss from continuing operations	($131,794)	($101,593)	($224,618)	($245,280)	($8,295,026)

DISCONTINUED OPERATIONS

Gain (Loss) from disposal of subsidiary	-	(19,522)	-	(34,580)	(1,144,710)

NET INCOME (LOSS)	($131,794)	($121,115)	($224,618)	($279,860)	($9,439,736)

Net loss per share for continuing operations – basic and diluted	($0.02)	($0.19)	($0.06)	($0.47)

Net loss per share for discontinued operations – basic and diluted	$ -	($0.04)	$ -	($0.07)

Weighted average common shares outstanding - Basic and diluted	6,348,215	522,128	3,699,724	522,128

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from February 6, 2002 (Date of Inception) to September 30, 2010

	Common Stock
	300,000,000 shares authorized		Additional			Accumulated	Total
	Shares	Par Value	Paid-In	Accumulated	Deferred	Comprehensive	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Consulting Fees	Losses	Equity

BALANCE, MARCH 31, 2008	422,128	$422	$8,141,578	($7,950,369)	-	($512)	$191,119

Shares issued for services	20,000	$20	$119,980				$120,000
Shares issued for services	5,000	$5	$29,995				$30,000
Shares issued for services	20,000	$20	$119,980				$120,000
Shares issued for services	55,000	$55	$109,945				$110,000
Net loss				($1,404,241)			($1,404,241)
Deferred consulting fees					($106,400)		($106,400)
Net change in foreign currency translation						($24,715)	($24,715)

BALANCE, MARCH 31, 2009	522,128	$522	$8,521,478	($9,354,610)	($106,400)	($25,227)	($964,237)

Shares issued for asset	500,000	$500	$999,500				$1,000,000
Currency translation expensed upon sale of subsidiary						$25,227	$25,227
Net income				$139,492			$139,492
Deferred consulting fees					$106,400		$106,400

BALANCE, MARCH 31, 2010	1,022,128	$1,022	$9,520,978	($9,215,118)	$ -	$ -	$306,882

BALANCE, MARCH 31, 2010	1,022,128	$1,022	$9,520,978	($9,215,118)	$ -	$ -	$306,882

Shares issued for asset @ $0.15	14,000,000	$14,000	$2,086,000				$2,100,000
Net income				(224,618)			($224,618)

BALANCE, SEPTEMBER 30, 2010	15,022,128	$15,022	$11,606,978	($9,439,736)	$ -	$ -	$2,182,264

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2010 and 2009, and

For the period from February 6, 2002 (Date of Inception) to September 30, 2010

	For the six months ended Sep 30, 2010	For the six months ended Sep 30, 2009	For the Period from February 6, 2002 (inception) to Sep 30, 2010
Adjustments to reconcile net income to net cash
Net income (loss)	$ (224,618)	$ (279,860)	$ (9,439,736)
Depreciation and amortization	465	465	6,217
Depreciation Geothermal leases	67,500		92,500
Shares issued for services	-	-	380,000
Deferred consulting fees	-	70,000	-
Impairment of intangible asset	-	-	5,735,753
Decrease in assets held for sale	-	-
Decrease in liabilities held for sale	-	-
Changes in current assets and current liabilities:
Accounts receivable	-	-	-
Prepaid expense	-	-	-
Accounts payable	90,782	90,866	430,500

Net cash used by continuing operating activities	(65,871)	(118,529)	(2,794,766)

Discontinued operations:
Loss from discontinued operations	-	(60,566)	(1,838,766)
Loss on sale of discontinued operations	-	-	1,226,091
Operating activities from discontinued operations	-	48,878	450,529

Net cash used by discontinued operations	-	(11,688)	(162,146)

Net cash used in operating activities	(65,871)	(130,217)	(2,956,912)

Cash Flows From Investing Activities
Purchase of fixed assets	-	-	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	-	-	(5,288)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	-	-
Proceeds from (repayment of) notes payable	-	131,518	405,550
Proceeds from (repayment of) line of credit	-	-	-
Notes payable to related party	-	-	22,500

Net cash provided by (used in) financing activities	-	131,518	2,970,050

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	-	1,665,773

	-	-	-

Increase in cash and cash equivalents	(65,871)	1,301	7,850

Cash and Cash Equivalents, Beginning of Period	73,721	1,975	-

Cash and Cash Equivalents, End of Period	$ 7,850	$ 3,276	$ 7,850

Supplemental Disclosure of Non-Cash Transactions:

   Common stock issued for assets

   $    (2,100,000)         $                    -         $           (3,100,000)

Supplemental Disclosure of Cash Flow Information: Cash paid for: Interest Income taxes	$ - $ -	$ - $ -	$ - $ -

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

September 30, 2010

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

Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ended March 31, 2011.

Note 2

Nature and Continuance of Operations

Mustang Geothermal Corp., formerly Urex Energy Corp (the “Company”) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to Urex Energy Corp. Additionally, on July 22, 2010 the Company changed its name from Urex Energy Corp to Mustang Geothermal Corp reflecting a change in business. The Company has been in the exploration stage since its formation and has not  realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of geothermal  properties.  Upon location of a commercial geothermal energy resource, the Company expects to actively prepare the site for the extraction of geothermal energy and the production of renewal electrical power.

The Company entered into an agreement with Enco Explorations Inc. on March 18, 2010 to purchase certain Geothermal Leases in exchange for 100,000,000 shares (500,000 shares post reverse split) of the Company’s common stock, which was valued at $0.01 on the transaction date.

Effective July 22, 2010, the Financial Industry Regulatory Authority, Inc. or FINRA, approved the Company’s name change from Urex Energy Corp to Mustang Geothermal Corp. and a reverse stock split of 200 to 1.

On August 26, 2010, the Company entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.10 on the transaction date..

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Puno and Arequipa in country of Peru.

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $9,439,736  since inception and,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, which raises

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

September 30, 2010

Note 3

Going Concern – (Cont’d)

 substantial  doubt  about the  Company's  ability to continue as a going  concern.  At September 30, 2010, the Company had a working capital deficiency of $750,700.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans as of September 30, 2010.

Note 4    Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be anti-dilutive.  As of September 30, 2010, there were no stock options and warrants issued.

Note 5

Recently Issued Accounting Standards

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

September 30, 2010

Note 6

Common Stock

On July 22, 2010, Financial Industry Regulatory Authority (FINRA) approved a 200 to 1 reverse stock split of the Company’s common stock, and a name change to Mustang Geothermal Corp.   The pre-split shares were 204,425,600 and the post split amount was 1,022,128 shares.  As at September 30, 2010, the total issued and outstanding was 15,022,128.

Note 7

Geothermal Leases

On March 18, 2010, the Company acquired 100% interest of three geothermal leases located in the State of Nevada.  These leases were purchased from ENCO Explorations, Inc. in exchange for 100,000,000 shares of Company’s common stock, which was valued at $0.01 on the date of the transaction.  The initial lease tenure is 10 years and is renewable up to 40 years, providing that geothermal production has been realized in the initial term.  The annual lease payment is $3/acre for the first 10 years, approximately $16,386 for the 5462 acres noted here.  The Leasing Act states that future electrical production sold from the leases would attract a gross royalty of 1.75% for the first ten years of lease and 3.50% for the remaining term of the lease.

Lease Serial Number	County	Acres
NVN 86858	Pershing	1920
NVN 86933	White Pine	1120
NVN 86930	White Pine	2422
	TOTAL	5462 Acres

 On August 26, 2010, the Company acquired 100% interest of three geothermal leases located in the State of Nevada.  These leases were purchased from Minera Inc., Minera Cerro El Diablo Inc. and Dakota Resource Holdings LLC in exchange for the Company’s common stock valued at $0.15 per share in the amount of 3,000,000 shares, 5,000,000 shares and 6,000,000 shares, respectively.  The initial lease tenure is 10 years and is renewable up to 40 years, providing that geothermal production has been realized in the initial term.  The annual lease payment is $3/acre for the first 10 years, approximately $29,400 for the 9800 acres noted here.    The Leasing Act states that future electrical production sold from the leases would attract a gross royalty of 1.75% for the first ten years of lease and 3.50% for the remaining term of the lease.

Lease Serial Number	County	Acres
NVN 88490	Lander	3660
NVN 88475	Mineral	4420
NVN 88494	Nye	1720
	TOTAL	9800 Acres

Note 8

Subsequent Events

Subsequent to September 30, 2010, the Company entered into an Agreement and purchased 99.99% of the shares of Andean Geothermic Energy SAC, a Peruvian corporation which controls four geothermal applications consisting of 3,600 hectares (8896 acres) in the provinces of Puno and Arequipa.  The Company paid 15 million shares of common stock with a $25,000 cash payment.

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

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.001and 10 million preferred shares.

Our principal executive office is located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada.  The telephone number of our principal executive office is 775.747.0667.

Our majority-owned subsidiary, United Energy Metals S.A., an Argentina company, of which we own 99.8% of the issued and outstanding capital stock was sold on February 10, 2010 to Patagonia Resources Ltd.

As a part of an on-going reorganization of the Company’s business activity, the decision to diversify into the geothermal energy field is aligned with the Company’s long-term strategy to add shareholder value. On March 18, 2010 the Company entered into an agreement with Enco Explorations Inc. to purchase certain Geothermal Leases in exchange for 100,000,000 shares (500,000 shares post reverse split) of the Company’s common stock, which was valued at $0.01 on the transaction date.

The Company held a stockholders meeting on April 1, 2010 with a majority of stockholders voting to approve a name change for the Company and a 200 to 1 reverse stock split.  “Urex Energy Corp” became “Mustang Geothermal Corp” on July 22, 2010 upon regulatory approval from the Financial Industry Regulatory Authority (FINRA).

The Company on August 26, 2010 entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.10 on the transaction date.

The Company on November 5, 2010 completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Puno and Arequipa in country of Peru.

Our Current Business

Since inception, we have been primarily engaged in the acquisition and exploration of uranium and geothermal properties, but have not yet realized any revenues from our planned operations.  Currently, we have one uranium prospects, the La Jara Mesa Property located in Cibola County, New Mexico and six federal geothermal leases located in the State of Nevada and four geothermal applications in country of Peru.

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

As a part of an on-going reorganization of the Company’s business activity, the decision to diversify into the geothermal energy field is aligned with the Company’s long-term strategy to add shareholder value. On March 18, 2010, the Company completed the purchase of three geothermal leases totalling 5462 acres located in the State of Nevada from Enco Explorations Inc. of Reno, Nevada.  The Company issued 100,000,000 common shares (500,000 shares post reverse split) to Enco Explorations Inc. valued at $0.01for an aggregate market price of $1,000,000.

The Company held a stockholders meeting on April 1, 2010 with a majority of stockholders voting to approve a name change for the Company and a 200 to 1 reverse stock split.  “Urex Energy Corp” became “Mustang Geothermal Corp” on July 22, 2010 upon regulatory approval from the Financial Industry Regulatory Authority (FINRA).

The Company on August 26, 2010 entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totalling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.10 on the transaction date.

The Company on November 5, 2010 completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totalling 3600 hectares (8896 acres) in the provinces of Puno and Arequipa in country of Peru.

The Company is currently focusing its exploration and development efforts on its geothermal leases with the object of discovering geothermal electrical power resources.

Plan of Operations And Cash Requirements

Financing for necessary to undertake the initial evaluation of the Company’s geothermal leases and maintenance of La Jara Mesa property will cost $2,085,000 as set forth below:

La Jara Mesa Extension: Proposed Exploration Expenditures ($USD)

Consulting and Technical Services	$5,000

Property Costs	$25,000

TOTAL	$30,000

Black Rock, Monte Neva, Reese River, Warm Springs, and Hawthorne - Nevada ($USD)

Salaries & Wages	$45,000
Consulting and Technical Services	$540,000
Surface work	$150,000
Environmental	$30,000
Property Costs	$60,000
Administrative & General	$45,000
Machinery expense	$210,000
TOTAL	$1,080,000

Puno and Arequipa, Peru ($USD)

Salaries & Wages	$30,000
Consulting and Technical Services	$540,000
Surface work	$150,000
Environmental	$30,000
Property Costs	$30,000
Administrative & General	$45,000
Machinery expense	$150,000
TOTAL	$975,000

We anticipate incurring the following costs during the next twelve month period: $1,080,000 on consulting and technical service fees; $75,000 on salaries and wages; $360,000 on machinery costs; $115,000 on property expenses; $60,000 on environmental expenses; $90,000 on other administrative expenses; and an additional $300,000 in surface work and drilling.  As a result, we anticipate that we will incur approximately $2,085,000 in operating expenses during the next twelve month period.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $2,085,000.  Our current working capital will likely not be sufficient to cover our estimated capital requirements during the next twelve month period; however, we will be required to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

Exploration and Development Costs

Our proposed work program recommendations are within the proposed budget of $2,085,000:

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

For the six month periods ended September 30, 2010 and September 30, 2009

We did not generate any revenues for the six months ended September 30, 2010 and September 30, 2009.  Our operating activities during these periods consisted primarily of the acquisitions of geothermal leases in the State of Nevada and our research into other geothermal properties.

Operating expenses for the six months ended September 30, 2010 were $224,618 compared to $245,280 for the six months ended September 30, 2009.  Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses.  Management fees for the six months ended September 30, 2010 were $60,000 compared to $60,000 for the six months ended September 30, 2009.  Professional fees for the six months ended September 30, 2010 were $16,351 compared to $11,500 for the six months ended September 30, 2009.  Exploration costs for the six months ended September 30, 2010 was $35,592 compared to $19,180 for September 30, 2009. The costs were mainly the fees for the claims and leases.  Interest on loans for the six months ended September 30, 2010 was $10,201 compared to $21,110 for the six months ended September 30, 2009.  The decrease was due to the repayment of various loans.  Investor relations fees for the six months ended September 30, 2010 were $0 as compared to $50,000 for the six months ended September 30, 2009.  General and administrative expenses for the six months ended September 30, 2010 were $14,293 as compared to $11,222 for the six months ended September 30, 2009.  The overall increase in operating expenses for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 was primarily due to decreased corporate expenses and transactions.

Our net loss for the six months period ended September 30, 2010 was $224,618 as compared to $279,860 for the six month period ended September 30, 2009.  This is primarily due to the loss from operations of our discontinued division. The weighted average number of shares outstanding was 3,699724 (post-split) at September 30, 2010 as compared to 104,425,600 at September 30, 2009 (pre-split).

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

	2010	2009

Revenues Earned	$ -	$ -
Cost of Sales	-	-
Gross Profit	-	-
Operating Expenses	(210,910)	(886,834)

Net Loss	$ (210,910)	$ (886,834)

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of March 31, 2010 and March 31, 2009.

	March 31	March 31,
	2010	2009

Assets
Cash	$ 3,081	$ 317
Prepaid expenses	5,888	1,530
Security deposit	10,000	10,000
VAT Receivable	380,170	100,753
Total Assets	$ 399,139	$ 112,600

Liabilities
Accounts Payable	$ 775,211	$ 225,695
Accrued Liabilities	15,000	5,973
Total Liabilities	$ 790,211	$ 231,668

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2010, we had a working capital deficit of $750,700.  Our total liabilities, consisting of current liabilities, as of September 30, 2010 were $758,550, as compared to total liabilities, consisting of current liabilities, of $667,768 as of March 31, 2010.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, and notes payable.  Our total assets as of September 30, 2010 were $3,040,814, consisting of $7,850 in current assets, $3,032,500 for our geothermal leases and $464 in net fixed assets, as compared to total assets, consisting entirely of $73,721 in current assets, $1,000,000 in geothermal leases and $929 in net fixed assets as of March 31, 2010.  The increase in our total assets was primarily due to our recent acquisition of geothermal leases.

Cash Flow Used in Operating Activities

Operating activities provide cash of $2,034,129 for the six month period ended September 30, 2010, compared to using $130,217 for the six month period ended September 30, 2009.  The decrease in cash used during the six month period ended September 30, 2009 was due to us issuing shares for our geothermal leases instead of cash payment.

Cash Flow Used in Investing Activities

There were no cash flows from investing activities for the six month period ended September 30, 2010 and September 30, 2009, respectively.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $0 for the six months period ended September 30, 2010 as compared to generating cash of $131,518 for the six months period ended September 30, 2009.  The cash generated from financing activities was from the issuance of notes payable and line of credit.

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

Concentration of credit risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.  The Company maintains accounts with financial institutions, which at times exceeds the insured Federal Deposit Insurance Corporation limit of $200,000.  The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

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

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

As of September 30, 2010, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $224,618 for the six month period ended September 30, 2010, and cumulative net losses of $9,439,736 from inception to September 30, 2010.  As of September 30, 2010 we had a working capital deficit of $750,700.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

-

costs to bring each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

-

availability and costs of financing;

-

ongoing costs of production;

-

market prices for the energy units or minerals to be produced;

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

From inception through to September 30, 2010, we have incurred aggregate net losses of approximately $9,439,736.  Our net loss from operations for the six months period ended September 30, 2010 was $224,618.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of energy units or minerals acquired or discovered by our company may be affected by numerous factors which are beyond the control of our company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling or production facilities, energy or mineral markets and processing equipment and such other factors as government regulation, including regulations relating to royalties, allowable production, importing and exporting of energy or minerals and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

As our properties are in the exploration and development stage, there can be no assurance that we will establish commercial discoveries on our properties.

The geothermal energy/mining and exploration business relies upon the accuracy of determinations as to whether a given deposit has significant geothermal or mineral reserves and resources. This reliance is important in that reported geothermal/mineral reserves and resources are only estimates and do not represent with certainty that estimated geothermal/mineral reserves and resources will be recovered or that they will be recovered at the rates estimated. Geothermal/mineral reserve and resource estimates are based on limited sampling, and inherently carry the uncertainty that samples may not be representative. Geothermal/mineral reserve and resource estimates may require revision (either upward or downward) based on actual production experience. Market fluctuations in the price of energy units/metals, as well as increased production costs or reduced recovery rates, may render certain mineral resources uneconomic. Inaccurate estimates may result in a misallocation of resources such that an excess amount could be allocated to a less than economic deposit or, conversely, failure to develop a significant deposit.

Our company will be subject to operating hazards and risks which may adversely affect our company’s financial condition.

Mineral or geothermal exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. We do not have general liability insurance covering our operations and do not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon our company's financial condition.

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

We expect that a substantial portion of our business, including future assets and operations of our company, will be located and conducted in North America, including Nevada, California, and New Mexico, and in South America including Peru.  For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by such governments and our proposed business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

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

Our company’s success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in our company's growth and success. We do not have key man insurance in place in respect of any of our senior officers or personnel and we do not anticipate obtaining such insurance in the near future. The loss of the service of members of our management and certain key employees could have a material adverse effect on our company. In particular, the success of our company is highly dependent upon the efforts of our president and director, Mr. Richard Bachman, the loss of whose services would have a material adverse effect on the success and development of our company.

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
10.11 10.12

Share Purchase Agreement with SGI Partners, LLC dated August 4, 2009 incorporated by reference on Form 8-K filed on August 7, 2009

Share Purchase Agreement with Patagonia dated February 9, 2010 incorporated by reference from our Quarterly Report on Form 10-Q filed February 22, 2010

10.13	Purchase Agreement with Enco Exploration Inc., dated March 23, 2010 incorporated by reference on Form 8-K filed on March 23, 2010
10.14	Purchase Agreement with Minera Inc., dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.15	Purchase Agreement with Dakota Resource Holding LLC, dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.16	Purchase Agreement with Minera Cerro El Diablo Inc., dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.17	Share Purchase Agreement with Genoa Energy Resources Inc. And Andean Geothermic Energy SAC, dated November 5, 2010 incorporated by reference on Form 8-K filed on November 8, 2010
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification of Richard Bachman
(32)	Section 1350 Certification
32.1*	Section 906 Certification of Richard Bachman
(99)	Additional Exhibits
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG GEOTHERMAL CORP.

By: _/s/ __Richard Bachman_______

Richard Bachman
President and Director

Date:    November 16, 2010