Form 10-Q
period 2010-12-31
MUSTANG GEOTHERMAL CORP
filed 2011-02-14
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

30,022,128 common shares issued and outstanding as of December 31, 2010

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2010, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

MUSTANG GEOTHERMAL CORP Formerly UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$ 6,068	$ 73,721
Assets held for sale	-	-
Total current assets	6,068	73,721

Geothermal Leases	2,955,000	1,000,000
Property and equipment	232	929
Goodwill	1,803,532	-

Total Assets	$ 4,764,832	$ 1,074,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 415,684	$ 268,838
Line of credit	17,676	-
Accrued interest	86,210	70,880
Due to related party	22,500	22,500
Note payable to related party	405,550	405,500

Total current liabilities	947,620	767,768

Total liabilities	947,620	767,768

Stockholders' Equity (Deficit)
Common stock, $0.001 par value 300,000,000 shares authorized
30,022,128 and 1,022,028 shares issued and outstanding, respectively	30,022	1,022
Additional paid-in capital	13,391,978	9,520,978
Deficit accumulated during the exploration stage	(9,604,788)	(9,215,118)
Total stockholders' equity (deficit )	3,817,212	306,882

Total Liabilities and Stockholders' Equity (Deficit)	$ 4,764,832	$ 1,074,650

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended December 31, 2010 and 2009 and

For the period from February 6, 2002 (Date of Inception) to December 31, 2010

					For the Period from
	For the three		For the nine		February 2, 2002
	months ended		months ended		(inception) to
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2010	Dec 31, 2009	Dec 31, 2010
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	232	233	697	698	2,554
Depreciation – geothermal leases	77,500	-	145,000	-	145,000
Management fees	38,778	30,000	98,778	90,000	563,778
Professional fees	10,658	7,000	27,009	18,500	399,325
Consulting fees	16,988	30,000	16,988	100,000	605,158
Exploration costs	6,501	598	42,093	19,778	219,747
Interest on loans	5,129	11,591	15,330	32,701	113,182
Investor relation fees	-	-	-	50,000	415,097
Travel	-	-	20,216	6,205	66,938
General and administrative	9,267	6,060	23,559	17,282	209,247
Recovery of expenses	-	-	-	(4,402)	(5,575)
Impairment of intangible asset	-	-	-	-	5,735,753

Total operating expenses	165,053	85,482	389,670	330,762	8,470,204

Operating loss	(165,053)	(85,482)	(389,670)	(330,762)	(8,470,204)

OTHER INCOME

Interest income	-	-	-	-	10,126
Total other income	-	-	-	-	10,126

Net loss from continuing operations	($165,053)	($85,482)	($389,670)	($330,762)	($8,460,078)

DISCONTINUED OPERATIONS

Gain (Loss) from disposal of subsidiary	-	31,142	-	(210,910)	(1,144,710)

NET INCOME (LOSS)	($165,053)	($54,340)	($289,670)	($541,672)	($9,604,788)

Net loss per share for continuing operations – basic and diluted	($0.02)	($0.16)	($0.06)	($0.63)

Net loss per share for discontinued operations – basic and diluted	$ -	$ 0.06	$ -	($0.40)

Weighted average common shares outstanding - Basic and diluted	24,152,563	522,128	3,699,724	522,128

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from February 6, 2002 (Date of Inception) to December 31, 2010

	Common Stock
	300,000,000 shares authorized		Additional			Accumulated	Total
	Shares	Par Value	Paid-In	Accumulated	Deferred	Comprehensive	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Consulting Fees	Losses	Equity

BALANCE, MARCH 31, 2008	422,128	$422	$8,141,578	($7,950,369)	-	($512)	$191,119

Shares issued for services	20,000	$20	$119,980				$120,000
Shares issued for services	5,000	$5	$29,995				$30,000
Shares issued for services	20,000	$20	$119,980				$120,000
Shares issued for services	55,000	$55	$109,945				$110,000
Net loss				($1,404,241)			($1,404,241)
Deferred consulting fees					($106,400)		($106,400)
Net change in foreign currency translation						($24,715)	($24,715)

BALANCE, MARCH 31, 2009	522,128	$522	$8,521,478	($9,354,610)	($106,400)	($25,227)	($964,237)

Shares issued for asset	500,000	$500	$999,500				$1,000,000
Currency translation expensed upon sale of subsidiary						$25,227	$25,227
Net income				$139,492			$139,492
Deferred consulting fees					$106,400		$106,400

BALANCE, MARCH 31, 2010	1,022,128	$1,022	$9,520,978	($9,215,118)	$ -	$ -	$306,882

BALANCE, MARCH 31, 2010	1,022,128	$1,022	$9,520,978	($9,215,118)	$ -	$ -	$306,882

Shares issued for asset @ $0.15	14,000,000	$14,000	$2,086,000				$2,100,000
Shares issued for asset @ $0.12	15,000,000	$15,000	$1,785,000				$1,800,000
Net income				(389,670)			($389,670)

BALANCE, DECEMBER 31, 2010	30,022,128	$30,022	$13,391,978	($9,604,788)	$ -	$ -	$3,817,212

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2010 and 2009, and

For the period from February 6, 2002 (Date of Inception) to December 31, 2010

	For the nine months ended Dec 31, 2010	For the nine months ended Dec 31, 2009	For the Period from February 6, 2002 (inception) to Dec 31, 2010
Adjustments to reconcile net income to net cash
Net income (loss)	$ (389,670)	$ (541,672)	$ (9,604,788)
Depreciation and amortization	697	698	6,449
Depreciation Geothermal leases	145,000		170,000
Shares issued for services	-	-	380,000
Deferred consulting fees	-	100,000	-
Impairment of intangible asset	-	-	5,735,753
Decrease in assets held for sale	-	-
Decrease in liabilities held for sale	-	-
Changes in current assets and current liabilities:
Accounts receivable	-	-	-
Prepaid expense	-	-	-
Accounts payable	162,176	131,737	501,894

Net cash used by continuing operating activities	(81,797)	(309,237)	(2,810,692)

Discontinued operations:
Loss from discontinued operations	-	(60,566)	(1,838,766)
Loss on sale of discontinued operations	-	-	1,226,091
Operating activities from discontinued operations	-	275,208	450,529

Net cash used by discontinued operations	-	214,642	(162,146)

Net cash used in operating activities	(81,797)	(94,595)	(2,972,838)

Cash Flows From Investing Activities
Purchase of assets	(25,000)	-	(25,000)
Purchase of fixed assets	-	-	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	(25,000)	-	(30,288)

Cash Flows From Financing Activities:
Proceeds from purchase of assets	21,468	-	21,468
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	17,676	-	17,676
Proceeds from (repayment of) notes payable	-	139,723	405,550
Proceeds from (repayment of) line of credit	-	(28,147)	-
Notes payable to related party	-	-	22,500

Net cash provided by (used in) financing activities	39,144	111,576	3,009,194

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	-	1,665,773

	-	-	-

Increase in cash and cash equivalents	(65,653)	16,981	6,068

Cash and Cash Equivalents, Beginning of Period	73,721	1,975	-

Cash and Cash Equivalents, End of Period	$ 6,068	$ 18,956	$ 6,068

Supplemental Disclosure of Non-Cash Transactions:

   Common stock issued for assets

   $    (3,900,000)         $                    -         $           (4,900,000)

Supplemental Disclosure of Cash Flow Information: Cash paid for: Interest Income taxes	$ - $ -	$ - $ -	$ - $ -

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010

Note 1

Summary of Significant Accounting Policies

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

Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ended March 31, 2011.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Mustang Geothermal Corp. and Andean

Geothermic Energy, S.A.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010

Note 2

Nature and Continuance of Operations Continued

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the province of Arequipa country of Peru.

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $9,604,788 since inception and,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, which raise

s

 substantial  doubt  about the  Company's  ability to continue as a going  concern.  At December 31, 2010, the Company had a working capital deficiency of $941,552.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans as of December 31, 2010.

Note 4    Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be anti-dilutive.  As of December 31, 2010, there were no stock options and warrants issued.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010

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

Note 6

Common Stock

On July 22, 2010, Financial Industry Regulatory Authority (FINRA) approved a 200 to 1 reverse stock split of the Company’s common stock, and a name change to Mustang Geothermal Corp.   The pre-split shares were 204,425,600 and the post split amount was 1,022,128 shares.  As at December 31, 2010, the total issued and outstanding was 30,022,128.

Note 7

Geothermal Leases and Properties

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

 On August 26, 2010, the Company acquired 100% interest of three geothermal leases located in the State of Nevada.  These leases were purchased from Minera Inc., Minera Cerro El Diablo Inc. and Dakota Resource Holdings LLC in exchange for the Company’s common stock valued at $0.15 per share in the

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010

Note 7

Geothermal Leases and Properties

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

On November 5, 2010, the Company acquired 99.99% shares of Andean Geothermic Energy SAC, a Peruvian Corporation which has access to four geothermal applications consisting of 3,600 hectares (8896 acres) in the province of Arequipa.  The Company paid 15 million shares of common stock valued at $0.12 per share with a $25,000 cash payment.   The $25,000 cash payment has not been paid as at the date of this report.

Properties in Peru:

Properties	County	Area (Ha)
Banos Del Inca	Arequipa	900
Cencuyo	Arequipa	900
Pusa	Arequipa	900
Paclla	Arequipa	900
	TOTAL	3,600 Ha

Note 8    Subsequent Events

Management has evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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

The Company on November 5, 2010 completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the province of Arequipa in country of Peru.

Our Current Business

Since inception, we have been primarily engaged in the acquisition and exploration of uranium and geothermal properties, but have not yet realized any revenues from our planned operations.  Currently, we have one uranium prospect, the La Jara Mesa Property located in Cibola County, New Mexico and six federal geothermal leases located in the State of Nevada and four geothermal applications in country of Peru.

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

The Company on November 5, 2010 completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totalling 3600 hectares (8896 acres) in the province of Arequipa in country of Peru.

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

We anticipate incurring the following costs during the next twelve month period: $1,080,000 on consulting and technical service fees; $75,000 on salaries and wages; $360,000 on machinery costs; $90,000 on property expenses; $60,000 on environmental expenses; $90,000 on other administrative expenses; and an additional $300,000 in surface work and drilling.  As a result, we anticipate that we will incur approximately $2,085,000 in operating expenses during the next twelve month period.

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

2. The geothermal wells portion of the recommended work for the Properties is contingent on the results of the preceding data reprocessing and new geophysical surveys.

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

For the nine month periods ended December 31, 2010 and December 31, 2009

We did not generate any revenues for the nine months ended December 31, 2010 and December 31, 2009.  Our operating activities during these periods consisted primarily of the acquisitions of geothermal leases in the State of Nevada and our research into other geothermal properties.

Operating expenses for the nine months ended December 31, 2010 were $389,670 compared to $330,762 for the nine months ended December 31, 2009.  Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses.  Management fees for the nine months ended December 31, 2010 were $98,778 compared to $90,000 for the nine months ended December 31, 2009.  Professional fees for the nine months ended December 31, 2010 were $27,009, compared to $18,500 for the nine months ended December 31, 2009.  Exploration costs for the nine ended December 31, 2010 was $42,093 compared to $19,778 for December 31, 2009. The costs were mainly the fees for the claims and leases.  Interest on loans for the nine months ended December 31, 2010 was $15,330 compared to $32,701 for the nine months ended December 31, 2009.  The decrease was due to the repayment of various loans.  Investor relations fees for the nine months ended December 31, 2010 were $0 as compared to $50,000 for the nine months ended December 31, 2009.  General and administrative expenses for the nine months ended December 31, 2010 were $23,559 as compared to $17,282 for the nine months ended December 31, 2009.  The overall increase in operating expenses for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 was primarily due to decreased corporate expenses and transactions.

Our net loss for the nine months period ended December 31, 2010 was $389,670 as compared to $330,762 for the nine month period ended December 31, 2009.  This is primarily due to the loss from operations of our discontinued division. The weighted average number of shares outstanding was 10,542,128 (post-split) at December 31, 2010 as compared to 522,128 at December 31, 2009 (pre-split).

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

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2010, we had a working capital deficit of $941,552.  Our total liabilities, consisting of current liabilities, as of December 31, 2010 were $947,620, as compared to total liabilities, consisting of current liabilities, of $767,768 as of March 31, 2010.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, and notes payable.  Our total assets as of December 31, 2010 were $4,764,832, consisting of $6,068 in current assets, $2,955,000 for our geothermal leases and $232 in net fixed assets, as compared to total assets, consisting entirely of $73,721 in current assets, $1,000,000 in geothermal leases and $929 in net fixed assets as of March 31, 2010.  The increase in our total assets was primarily due to our recent acquisition of geothermal leases.

Cash Flow Used in Operating Activities

Operating activities used cash of $81,797 for the nine month period ended December 31, 2010, compared to using $94,595 for the nine month period ended December 31, 2009.  The decrease in cash used during the nine month period ended December 31, 2009 was due to us issuing shares for our geothermal leases instead of cash payment.

Cash Flow Used in Investing Activities

Investing activities used cash of $25,000, which was a result of the acquisition of Andean Geothermic Energy SAC, in which the Company agreed to make cash payment of $25,000. There were no cash flows from investing activities for the nine month period ended December 31, 2009, respectively.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $39,144 for the nine months period ended December 31, 2010 as compared to generating cash of $111,576 for the nine months period ended December 31, 2009.  The cash generated from financing activities was from the issuance of notes payable and line of credit.

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

Date:    February 14, 2011