Form 10-Q/A
period 2010-12-31
MUSTANG GEOTHERMAL CORP
filed 2011-03-08
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

[(Mark One)

X

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No X

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010

Note 2

Nature and Continuance of Operations Continued

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Arequipa country of Peru.

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

Date:    March 7, 2011