Form 10-K/A
period 2010-03-31
MUSTANG GEOTHERMAL CORP
filed 2011-05-09
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2010

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-501191

MUSTANG GEOTHERMAL CORP. (name of small business issuer in its charter) UREX ENERGY CORP (former name)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]      No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ]      No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]      No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                                              Accelerated Filer   [ ]

Non-accelerated Filer  [ ]                                                              Smaller reporting company   X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ]     No X

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock as quoted on the OTC Bulletin Board on July 05, 2010 was $824,256 (82,425,600 common shares at $0.01).

As of June 30, 2010, there were outstanding 204,425,600 shares of common stock.

Important Prefatory Note

On April 8, 2011, the Company filed Form 8-K with the Commission reporting that Mr. Gerald Aberle resigned as a director of the Company and that Mr. Kevin Pikero was appointed director, Chief Financial Officer and Chief Accounting Officer.

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

Report of Independent Registered Public Accounting Firm;

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

FINANCIAL STATEMENTS

For the years ended March 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

UREX Energy Corp:

We have audited the accompanying balance sheets of UREX Energy Corp. (hereinafter referred to as “the Company”) as of March 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended March 31, 2010 and 2009 and for the period from February 6, 2002 (inception) to March 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UREX Energy Corp. as of March 31, 2010 and 2009 the results of its operations and cash flows for the years then ended and the period from February 6, 2002 (inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

July 14, 2010

Except for Note 10, which is dated February 23, 2011.

UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009

ASSETS
Current Assets
Cash	$ 73,721	$ 1,975
Assets held for sale	-	112,600
Total current assets	73,721	114,575

Geothermal Leases	1,000,000	-
Property and equipment	929	1,859

Total Assets	$ 1,074,650	$ 116,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 339,718	$ 257,805
Due to related party	-	28,147
Line of credit	22,500	22,500
Note payable to related party	305,550	440,550
Convertible notes payable	100,000	-
Liabilities held for sale	-	231,668

Total current liabilities	667,768	980,670

Long term debt	-	100,000

Total liabilities	767,768	1,080,670

Stockholders' Equity (Deficit)
Common stock, $0.001 par value 300,000,000 shares authorized
204,425,600 shares issued and outstanding	204,426	104,426
Additional paid-in capital	9,317,574	8,417,574
Deficit accumulated during the exploration stage	(9,215,118)	(9,354,609)
Accumulated comprehensive losses	-	(25,227)
Deferred consulting fees	-	(106,400)
Total stockholders' equity (deficit )	306,882	(964,236)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,074,650	$ 116,434

The accompanying notes are an integral part of these financial statements.

UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2010 and 2009 and

For the period from February 6, 2002 ( Date of Inception) to March 31, 2010

	For the year Ended March 31, 2010	For the year Ended March 31, 2009	For the Period from February 6, 2002 (inception) to March 31, 2010
REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	929	929	1,858
Management fees	120,000	144,147	465,000
Professional fees	43,500	95,348	372,316
Consulting fees	106,400	273,600	588,170
Exploration costs	19,778	802,942	177,654
Interest on loans	40,172	20,966	97,851
Investor relation fees	50,000	-	415,097
Travel	6,205	-	46,722
General and administrative	23,470	66,533	185,688
Recovery of expenses	(5,575)	-	(5,575)
Impairment of intangible asset	-	-	5,735,753

Total operating expenses	404,879	1,404,465	8,080,534

Operating loss	(404,879)	(1,404,465)	(8,080,534)

OTHER INCOME

Interest income	-	224	10,126
Total other income	-	224	10,126

Net loss from continuing operations	$ (404,879)	$ (1,404,241)	$ (8,070,408)

DISCONTINUED OPERATIONS
			$ (1,899,991)
(Loss) from discontinued operations	$ (210,910)	$ (886,834)
Gain from disposal of subsidiary	755,281	-	755,281

Gain (Loss) on discontinued operations	$ 544,371	$ (886,834)	$ (1,144,710)

NET INCOME (LOSS)	$ 139,492	$ (2,291,075)	$ (9,215,118)

Weighted average common shares outstanding - Basic and diluted	107,987,244	89,077,655

Earnings (loss) per share:

Continued operations – basic and diluted	$ (0.00)	$ (0.01)
Discontinued operations – basic and diluted	$ 0.00	$ 0.01

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

UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2010 and 2009, and

For the period from February 6, 2002 (Date of Inception) to March 31, 2010

	For the year	For the year	For the Period
	ended	ended	from February 6,
	March 31, 2010	March 31, 2009	2002 (inception)
			to March 31, 2010

Net income (loss)	$ 139,492	$ (2,291,075)	$ (9,215,118)
Adjustments to reconcile net income to net cash:
(Income) loss from discontinued operations	210,910	886,834	1,899,991
Depreciation and amortization	930	929	5,753
Impairment of goodwill	-	-	5,735,753
Shares issued for services	-	380,000	380,000
Deferred consulting fees	106,400	(106,400)	-
Shares issued for assets	-	-	1,000,000
Changes in current assets and current liabilities:
Accounts receivable	-	(78,406)
Prepaid expense	-	(335)	-
Accounts payable	81,913	120,654	339,718
Discontinued operations, net	450,529	-	(2,281,857)

Net cash used in operating activities	539,645	(1,087,799)	(2,135,760)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	(755,281)	-	(755,281)
Purchase of fixed assets	-	(2,788)	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	(755,281)	(2,788)	(760,569)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	28,147	-
Proceeds from (repayments of) notes payable	(135,000)	235,000	405,550
Proceeds from (repayments of) line of credit	(28,147)	-	-
Convertible notes payable	-	-	22,500

Net cash provided by financing activities	(163,147)	263,147	2,970,050

Effect of Exchange Rate Changes on Cash	-	(24,714)	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	460,014	1,665,773

Net cash flows from continued operations	165,588	(1,278,974)	1,210,868

Net cash flows from discontinued operations	(93,842)	886,834	(1,137,147)

Cash and Cash Equivalents, Beginning of Period	1,975	394,432	-

Cash and Cash Equivalents, End of Period	$ 73,721	$ 2,292	$ 73,721

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

The following amounts represent United Energy Metal’s operations and have been segregated from continuing operations and reported as discontinued operations as of March 31, 2010 and 2009:

	2010	2009	Inception

Revenues Earned	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating Expenses	(210,910)	(886,834)	(1,899,991)
Net Loss	$ (210,910)	$ (886,834)	$ (1,899,991)

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 10

Sale of Subsidiary – (cont’d)

The following table represents the reconciliation of gain on disposal of subsidiary:

Loss from disposal of
discontinued division
	2010	2009	Inception

Cash proceeds from sale	500,000	-	500,000
Net Liabilities assumed from buyer	275,000	-	275,000
Net intercompany loans expensed	(19,719)	-	(19,719)

Gain (loss) on disposal	755,281	-	755,281

Net	$ 544,371	$ (886,834)	$ (1,144,710)

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of March 31, 2010 and 2009.

	March 31, 2010	March 31, 2009
Assets
Cash	$ -	$ 317
Prepaid expenses	-	1,530
Security deposit	-	10,000
VAT Receivable	-	100,753
Total Assets	$ -	$ 112,600

Liabilities
Accounts Payable	$ -	$ 225,695
Accrued Liabilities	-	5,973
Total Liabilities	$ -	$ 231,668

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of the Company is responsible for maintaining disclosure controls and procedures over financial reporting that are designed to ensure that financial information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified in the Securities and Exchange Commission’s rules and forms, consistent with Items 307 and 308 of Regulation S-K.

In addition, the disclosure controls and procedures must ensure that such financial information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Mr. Richard Bachman and Chief Financial Officer and Principal Accounting Officer, Mr. Kevin J. Pikero, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not completely effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of the Company’s internal control over financial reporting that adversely affected the Company’s disclosure controls and that may be considered to be “material weaknesses.”

The Company will continue to create and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. The Company notes that in response to the perceived material weaknesses in its internal controls and procedures over financial reporting, it recently appointed on or about April 8, 2011 Mr. Kevin J. Pikero as Chief Financial Officer and Principal Accounting Officer. Mr. Pikero is a licensed Certified Public Accountant with 33 years of accounting experience and is expected to provide accounting oversight and compliance for the Company. In addition, the Company retained an independent financial consultant under an agreement for the next three months with expertise in accounting and accounting reporting compliance for public companies, who will independently evaluate and assess internal controls and procedures regarding the Company’s financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary.

The Company will continually enhance and test its year-end financial close process. Additionally, the Company’s management, under the control of its Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis going forward. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will remediate any material weakness by focusing additional attention and resources in its internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over its financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2010 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of March 31, 2010 the Principal Executive Officer and Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending March 31, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes. However, it must be noted that the Company recently appointed a new Chief Financial Officer and retained a consultant familiar with designing and testing internal controls over financial reporting for smaller reporting companies, and the Company believes that these actions will mitigate effectiveness issues presented herein.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, management plans to develop the following additional procedures to help address these material weaknesses:

• The Company will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to a specific process of structured multiple reviews by accounting personnel. In addition, the Company plans to enhance and test its month-end and year-end financial close process. Additionally, the Company will increase its review of the Company’s disclosure controls and procedures. The Company also intends to develop and implement specific policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. The Company believes these actions will remediate the material weaknesses by focusing additional attention and resources in its internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

We believe that the members of our board of directors our capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, and the Company’s recently appointed Chief Financial Officer, Mr. Kevin Piekro.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
10.9	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008 incorporated by reference from our Annual Report on Form 10KSB filed July 15, 2008
10.10	Convertible Note with Four Tong Investments Limited, dated August 19, 2008 incorporated by reference on Form 8-K filed on August 26, 2008
10.11	Share Purchase Agreement with SGI Partners, LLC dated August 4, 2009 incorporated by reference on Form 8-K filed on August 7, 2009
10.12	Share Purchase Agreement with Patagonia dated February 9, 2010 incorporated by reference from our Form 10-Q filed February 22, 2010
10.13	Purchase Agreement with Enco Explorations Inc., dated March 23, 2010
31*	Section 302 Certification of Richard Bachman
31*	Section 302 Certification of Kevin J. Pikero
32*	Section 906 Certification of Richard Bachman
32*	Section 906 Certification of Kevin J. Pikero
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

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

MUSTANG GEOTHERMAL CORP.

/s/ __Richard Bachman _________
By: Richard Bachman
President, Secretary and Director
(Principal Executive Officer)
Dated: May 9, 2011

/s/ __Kevin J. Pikero_____________

By: Kevin J. Pikero

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)
Director
Dated: May 9, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ __Richard Bachman _________
By: Richard Bachman
President, Secretary and Director
(Principal Executive Officer)
Dated: May 9, 2011

/s/ __Kevin J. Pikero_____________

By: Kevin J. Pikero

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)
Director
Dated: May 9, 2011

/s/ __Brian Cole_____________

By: Brian Cole
Director
Dated: May 9, 2011