Form 10-Q/A
period 2010-12-31
MUSTANG GEOTHERMAL CORP
filed 2011-07-11
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

Amendment No. 2

[(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

33,417,057 common shares issued and outstanding as of December 31, 2010

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

MUSTANG GEOTHERMAL CORP
Formerly UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$6,068	$73,721
Prepaids	333,000	-
Total current assets	339,068	73,721

Geothermal Leases	2,955,000	1,000,000
Property and equipment	232	929

Total Assets	$3,294,300	$1,074,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	415,684	268,838
Line of credit	17,676	-
Accrued interest	86,210	70,880
Due to related party	22,500	22,500
Note payable to related party	405,550	405,500

Total current liabilities	947,620	767,768

Total liabilities	947,620	767,768

Stockholders' Equity (Deficit)
Common stock, $0.001 par value 300,000,000 shares authorized
33,417,057 and 1,022,028 shares issued and outstanding, respectively	33,417	1,022
Additional paid-in capital	13,721,583	9,520,978
Deficit accumulated during the exploration stage	(11,408,320)	(9,215,118)
Total stockholders' equity (deficit )	2,346,680	306,882

Total Liabilities and Stockholders' Equity (Deficit)	$3,294,300	$1,074,650

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended December 31, 2010 and 2009 and

For the period from February 6, 2002 (Date of Inception) to December 31, 2010

						For the Period from February 2, 2002 (inception) to Dec 31, 2010
	For the three		For the nine
	months ended		months ended
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2010	Dec 31, 2009
REVENUES	$-	$-	$-	$-		$-

OPERATING EXPENSES

Depreciation	232	233	697	698		2,554
Depreciation – geothermal leases	77,500	-	145,000	-		145,000
Management fees	38,778	30,000	98,778	90,000		563,778
Professional fees	10,658	7,000	27,009	18,500		399,325
Consulting fees	16,988	30,000	16,988	100,000		605,158
Exploration costs	6,501	598	42,093	19,778		219,747
Interest on loans	5,129	11,591	15,330	32,701		113,182
Investor relation fees	-	-	-	50,000		415,097
Travel	-	-	20,216	6,205		66,938
General and administrative	9,267	6,060	23,559	17,282		209,247
Recovery of expenses	-	-	-	(4,402)		(5,575)
Impairment of intangible asset	1,803,532	-	1,803,532	-		7,539,285

Total operating expenses	1,968,585	85,482	2,193,202	330,762		10,273,736

Operating loss	(1,968,585)	(85,482)	(2,193,202)	(330,762)		(10,273,736)

OTHER INCOME

Interest income	-	-	-	-		10,126
Total other income	-	-	-	-		10,126

Net loss from continuing operations	$(1,968,585)	$(85,482)	$(2,193,202)	$(330,762)		$(10,263,610)

DISCONTINUED OPERATIONS

Gain (Loss) from disposal of subsidiary	-	31,142	-	(210,910)		(1,144,710)

NET INCOME (LOSS)	$(1,968,585)	$(54,340)	$(2,193,202)	$(541,672)		$(11,408,320)

Net loss per share for continuing operations – basic and diluted	$(0.07)	$(0.16)	$(0.18)	$(0.63)	$

Net loss per share for discontinued operations – basic and diluted	$-	$0.06	$-	$(0.40)

Weighted average common shares outstanding - Basic and diluted	27,364,883	522,128	11,952,330	522,128

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from February 6, 2002 (Date of Inception) to December 31, 2010

	Common Stock
	300,000,000 shares authorized		Additional			Accumulated	Total
	Shares	Par Value	Paid-In	Accumulated	Deferred	Comprehensive	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Consulting Fees	Losses	Equity

BALANCE, MARCH 31, 2008	422,128	$ 422	$ 8,141,578	$ (7,950,369)	$ -	$ (512)	$ 191,119

Shares issued for services	20,000	20	119,980				120,000
Shares issued for services	5,000	5	29,995				30,000
Shares issued for services	20,000	20	119,980				120,000
Shares issued for services	55,000	55	109,945				110,000
Net loss				(1,404,241)			(1,404,241)
Deferred consulting fees					(106,400)		(106,400)
Net change in foreign currency translation						(24,715)	(24,715)

BALANCE, MARCH 31, 2009	522,128	522	8,521,478	(9,354,610)	(106,400)	(25,227)	(964,237)

Shares issued for asset	500,000	500	999,500				1,000,000
Currency translation expensed upon sale of subsidiary						25,227	25,227
Net income				139,492			139,492
Deferred consulting fees					106,400		106,400
Adjustment for reverse stock split	494,929	495	(495)				-

BALANCE, MARCH 31, 2010	1,517,057	1,517	9,520,483	(9,215,118)	-	-	306,882

BALANCE, MARCH 31, 2010	1,517,057	1,517	9,520,483	(9,215,118)	-	-	306,882

Shares issued for asset @ 0.15	14,000,000	14,000	2,086,000				2,100,000
Shares issued for services @ 0.25	100,000	100	24,900				25,000
Shares issued for services @ 0.11	2,800,000	2,800	305,200				308,000
Shares issued for asset @ 0.12	15,000,000	15,000	1,785,000				1,800,000
Net income				(2,193,202)			(2,193,202)

BALANCE, DECEMBER 31, 2010	33,417,057	$30,417	$13,721,583	($11,408,320)	$ -	$ -	$2,346,680

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2010 and 2009, and

For the period from February 6, 2002 (Date of Inception) to December 31, 2010

	For the Nine months ended Dec 31, 2010	For the Nine Months ended Dec 31, 2009	For the Period From February 6, 2002 (inception) to Dec 31, 2010
Adjustments to reconcile net income to net cash
Net income (loss)	$(2,193,202)	$(541,672)	$(11,408,320)
Depreciation and amortization	697	698	6,449
Depreciation Geothermal leases	145,000		170,000
Shares issued for services	-	-	380,000
Deferred consulting fees	-	100,000	-
Impairment of intangible asset	1,803,532	-	7,539,285
Decrease in assets held for sale	-	-
Decrease in liabilities held for sale	-	-
Changes in current assets and current liabilities:
Accounts receivable	-	-	-
Prepaid expense	-	-	-
Accounts payable	162,176	131,737	501,894

Net cash used by continuing operating activities	(81,797)	(309,237)	(2,810,692)

Discontinued operations:
Loss from discontinued operations	-	(60,566)	(1,838,766)
Loss on sale of discontinued operations	-	-	1,226,091
Operating activities from discontinued operations	-	275,208	450,529

Net cash used by discontinued operations	-	214,642	(162,146)
Net cash used in operating activities	(81,797)	(94,595)	(2,972,838)

Cash Flows From Investing Activities
Purchase of assets	(25,000)	-	(25,000)
Purchase of fixed assets	-	-	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	(25,000)	-	(30,288)

Cash Flows From Financing Activities:
Proceeds from purchase of assets	21,468	-	21,468
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	17,676	-	17,676
Proceeds from (repayment of) notes payable	-	139,723	405,550
Proceeds from (repayment of) line of credit	-	(28,147)	-
Notes payable to related party	-	-	22,500

Net cash provided by (used in) financing activities	39,144	111,576	3,009,194

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	-	1,665,773
	-	-	-
Increase in cash and cash equivalents	(65,653)	16,981	6,068
Cash and Cash Equivalents, Beginning of Period	73,721	1,975	-
Cash and Cash Equivalents, End of Period	$6,068	$18,956	$6,068

Supplemental Disclosure of Non-Cash Transactions:
Common stock issued for assets	$(3,900,000)	$-	$(4,900,000)
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment. Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Arequipa, Ayacucho, and Cusco country of Peru. Please also see Notes 7 and 8.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $11,408,320 since inception and, has yet to achieve profitable operations and further losses are anticipated in the development of its business, which raises substantial doubt about the Company's ability to continue as a going concern. At December 31, 2010, the Company had a working capital deficiency of $608,552. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans as of December 31, 2010.

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

Note 6

Common Stock

On July 22, 2010, Financial Industry Regulatory Authority (FINRA) approved a 200 to 1 reverse stock split of the Company’s common stock, and a name change to Mustang Geothermal Corp. The pre-split shares were 204,425,600 and the post split amount was 1,517,057 shares. There was an adjustment of 494,929 shares for the reverse stock split to adjust holdings so that no shareholders have less than 200 common stock of the Company post-split as a result of the split. As at December 31, 2010, the total issued and outstanding was 33,417,057.

During the period ended December 31, 2010, the Company issued 14,000,000 shares at $0.15 per share in exchange for certain geothermal leases.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010

Note 6

Common Stock continued

During the period ended December 31, 2010, the Company entered into an agreement and issued 15,000,000 shares at $0.12 per share plus $25,000 to acquire Andean Geothermic Energy SAC.

Non-cash Transactions

During the period ended December 31, 2011, the Company issued 14,000,000 common shares at $0.15 per share totalling $2,100,000 for the purchase of the geothermal leases. The Company issued 15,000,000 shares for the acquisition of its subsidiary, Andean Geothermic Energy SAC. The Company issued 2,900,000 common shares totaling $333,000 to consultants for consulting services, which is shown under prepaids.

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

On November 5, 2010, the Company acquired 99.99% shares of Andean Geothermic Energy SAC, a Peruvian Corporation that has access to four geothermal applications consisting of 3,600 hectares (8896 acres) in the province of Arequipa. The Company paid 15 million shares of common stock valued at $0.12 per share with a $25,000 cash payment. The $25,000 cash payment has not been paid as at the date of this report.

Properties in Peru:

Properties	Province	Area (Ha)
Banos Del Inca	Arequipa	900
Condoroma	Cusco	900
Ninobamba	Ayacucho	900
Paclla	Arequipa	900
	TOTAL	3,600 Ha

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010

Note 8

Impairment of Goodwill

The Company entered into an agreement with Genoa Energy Resources to acquire Andean Geothermic Energy SAC (“Andean”), a Peruvian company that in turn, holds 4 geothermal applications totalling 3600 hectares in the provinces of Arequipa, Ayacucho, and Cusco in Peru as referenced in Notes 2 and 7 above. The Company issued Genoa Energy Resources Inc. 15 million common shares of the Company that was valued at $0.12 on the transaction date and $25,000 cash payment. This acquisition was recorded as a purchase of Andean. The value of Andean was initially determined as the consideration paid plus the fair market value of the shares issued and the cash payment. The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the residual balance recorded as goodwill. Because Andean has no proven mineral reserves, the amount allocated toward goodwill was reconsidered 100% impaired and written off at the date of the acquisition.

Note 9 Subsequent Events

On April 8, 2011, Mr Kevin Pikero was appointed Chief Financial Officer, Chief Accounting Officer and director of the Company.

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

The Company held a stockholders meeting on April 1, 2010 with a majority of stockholders voting to approve a name change for the Company and a 200 to 1 reverse stock split.  “Urex Energy Corp” became “Mustang Geothermal Corp” on July 22, 2010 upon regulatory approval from the Financial Industry Regulatory Authority (FINRA).  There was an adjustment of 494,929 shares for the reverse stock split to adjust holdings so that no shareholders have less than 200 common stock of the Company post-split as a result of the split.

The Company on August 26, 2010 entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.10 on the transaction date.

The Company on November 5, 2010 completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Arequipa, Ayacucho, and Cusco in country of Peru. As of the date of this filing, the Company believes based upon its preliminary scientific review of the Andean Geothermic leases, that there may be exploitable geothermal energy reserves. However, any such reserves must be proven after exploratory drilling and the Company intends to move forward with this exploratory work as soon as is possible (See also Notes 2, 7  and 8 to the Consolidated Financial Statements).

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

The Company on November 5, 2010 completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totalling 3600 hectares (8896 acres) in the provinces of Arequipa, Ayacucho, and Cusco in country of Peru (See Notes 2, 7 and 8 to the Consolidated Financial Statements).

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

We anticipate incurring the following costs during the next twelve month period: $1,080,000 on consulting and technical service fees; $75,000 on salaries and wages; $360,000 on machinery costs; $90,000 on property expenses; $60,000 on environmental expenses; $90,000 on other administrative expenses; and an additional $300,000 in surface work and drilling.  As a result, we anticipate that we will incur approximately $2,085,000 in operating expenses during the next twelve-month period.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve-month period total $2,085,000.  Our current working capital will likely not be sufficient to cover our estimated capital requirements during the next twelve-month period; however, we will be required to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

There are no assurances that we will be able to obtain further funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

During the next twelve-month period, we plan to put all exploration activities into our geothermal properties in Nevada with the New Mexico uranium property on hold.  Given the current difficult financial and economic environment the Company is considering alternatives to conventional financing due to limited availability of financing at desirable terms.

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

Operating expenses for the nine months ended December 31, 2010 were $2,193,202 compared to $330,762 for the nine months ended December 31, 2009.  Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses. There was an increase of $1,862,440 which was due to the impairment of goodwill being written off. Management fees for the nine months ended December 31, 2010 were $98,778 compared to $90,000 for the nine months ended December 31, 2009.  Professional fees for the nine months ended December 31, 2010 were $27,009, compared to $18,500 for the nine months ended December 31, 2009, an increase of $8,509 due to increased professional fees.  Exploration costs for the nine ended December 31, 2010 was $42,093 compared to $19,778 for December 31, 2009, an increase of $22,315 due to costs for the claims and leases.  Interest on loans for the nine months ended December 31, 2010 was $15,330 compared to $32,701 for the nine months ended December 31, 2009.  The decrease was due to the repayment of various loans.  Investor relations fees for the nine months ended December 31, 2010 were $0 as compared to $50,000 for the nine months ended December 31, 2009.  General and administrative expenses for the nine months ended December 31, 2010 were $23,559 as compared to $17,282 for the nine months ended December 31, 2009.  The overall increase in operating expenses for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 was primarily due to decreased corporate expenses and transactions.

Our net loss for the nine months period ended December 31, 2010 was $2,193,202 as compared to $330,762 for the nine month period ended December 31, 2009.  This is primarily due to the impairment expense from operations. The weighted average number of shares outstanding was 11,952,330 (post-split) at December 31, 2010 as compared to 522,128 at December 31, 2009 (pre-split).

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

	2010	2009

Revenues Earned	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Operating Expenses	(210,910)	(886,834)

Net Loss	$(210,910)	$(886,834)

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of March 31, 2010 and March 31, 2009.

	March 31		March 31,
	2010		2009

Assets
Cash	$-		$317
Prepaid expenses	-		1,530
Security deposit	-		10,000
VAT Receivable	-		100,753
Total Assets	$-	$	$ 112,600

Liabilities
Accounts Payable	$-		$225,695
Accrued Liabilities	-		5,973
Total Liabilities	$-		$231,668

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2010, we had a working capital deficit of $608,552.  Our total liabilities, consisting of current liabilities, as of December 31, 2010 were $947,620, as compared to total liabilities, consisting of current liabilities, of $767,768 as of March 31, 2010. The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, and notes payable. Our total assets as of December 31, 2010 were $3,294,300, consisting of $6,068 in current assets, $333,000 in prepaids, $2,955,000 for our geothermal leases and $232 in net fixed assets, as compared to total assets, consisting entirely of $73,721 in current assets, $1,000,000 in geothermal leases and $929 in net fixed assets as of March 31, 2010.  The increase in our total assets was primarily due to our recent acquisition of geothermal leases.

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

At the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Mr. Richard Bachman and Chief Financial Officer and Principal Accounting Officer, Mr. Kevin J. Pikero, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective to detect the inappropriate application of US GAAP standards.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. The Company notes that it recently appointed, on or about April 8, 2011, Mr. Kevin J. Pikero as Chief Financial Officer and Principal Accounting Officer. Mr. Pikero is a licensed Certified Public Accountant with 33 years of accounting experience and provides accounting oversight and compliance for the Company. In addition, the Company changed its independent auditing firm and retained an independent financial consultant under an agreement for the next three months with expertise in accounting and accounting reporting compliance for public companies, who will independently evaluate and assess internal controls and procedures regarding the Company’s financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an ongoing basis.

The Company will continually enhance and test its year-end financial close process. Additionally, the Company’s management, under the control of its Chief Financial Officer and its independent financial consultants, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

Management’s Interim Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2010 was effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $2,193,202 for the nine month period ended December 31, 2010, and cumulative net losses of $11,408,320 from inception to December 31, 2010.  As of December 31, 2010 we had a working capital deficit of $608,552.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•

costs to bring each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

•

availability and costs of financing;

•

ongoing costs of production;

•

market prices for the energy units or minerals to be produced;

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

From inception through to December 31, 2010, we have incurred aggregate net losses of approximately $11,408,320.  Our net loss from operations for the nine months period ended December 31, 2010 was $2,193,202.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
10.9	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008 incorporated by reference from our Annual Report on Form 10-KSB filed on July 15, 2008
10.10	Convertible Note with Four Tong Investments Limited, dated August 19, 2008 incorporated by reference on Form 8-K filed on August 26, 2008
10.11	Share Purchase Agreement with SGI Partners, LLC dated August 4, 2009 incorporated by reference on Form 8-K filed on August 7, 2009
10.12	Share Purchase Agreement with Patagonia dated February 9, 2010 incorporated by reference from our Quarterly Report on Form 10-Q filed February 22, 2010
10.13	Purchase Agreement with Enco Exploration Inc., dated March 23, 2010 incorporated by reference on Form 8-K filed on March 23, 2010
10.14	Purchase Agreement with Minera Inc., dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010

10.15	Purchase Agreement with Dakota Resource Holding LLC, dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.16	Purchase Agreement with Minera Cerro El Diablo Inc., dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.17	Share Purchase Agreement with Genoa Energy Resources Inc. And Andean Geothermic Energy SAC, dated November 5, 2010 incorporated by reference on Form 8-K filed on November 8, 2010
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification of Richard Bachman
31.2*	Section 302 Certification of Kevin Pikero
(32)	Section 1350 Certification
32.1*	Section 906 Certification of Richard Bachman
32.2*	Section 906 Certification of Kevin Pikero
(99)	Additional Exhibits
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG GEOTHERMAL CORP.

By: /s/ Richard Bachman

Richard Bachman

President, CEO and Director

(Principal Executive Officer)

By: /s/ Kevin Pikero

Kevin Pikero
CFO and Director

(Principal Financial Officer)

Date:    July 8, 2011