Form 10-K
period 2011-03-31
MUSTANG GEOTHERMAL CORP
filed 2011-07-14
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

     .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer's telephone number (775) 747-0667

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock as quoted on the OTC Bulletin Board on March 31, 2011 was $1,796,791 (4,491,977 common shares at $0.40 per share).

As of March 31, 2011, there were outstanding 33,492,057 shares of common stock.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (Check one):  Yes      . No  X .

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

•

Our ability to successfully and economically explore for and develop geothermal power resources;

•

Market conditions in the geothermal electrical power industry;

•

The timing, cost and procedure for acquisitions;

•

The impact of government regulation;

•

Estimates regarding future net revenues from electrical power production and the present value thereof;

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

•

The volatility in commodity prices related to geothermal electrical power production;

•

Availability of contract drilling rigs and logging services used to explore our properties;

•

Environmental risks;

•

Exploration and development risks;

•

Competition;

•

The ability of our management team to execute its plans to meet its goals; and,

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

As used in this annual report, the terms “Company”, “we”, “us”, “our”, and “Mustang” mean Mustang Geothermal Corp., unless otherwise indicated.

Corporate History

We were incorporated in Nevada on February 6, 2002 under the name of Lakefield Ventures Inc.  Effective June 2, 2006, we increased our authorized common stock from 50,000,000 shares, par value $0.001, to 150,000,000 shares, par value $0.001, and we effected a 11.4 for one (1) forward stock split of our issued and outstanding common stock.  Effective July 3, 2006, we changed our name from “Lakefield Ventures Inc.” to “Urex Energy Corp.” as a result of a merger with Urex Energy Corp., our wholly-owned subsidiary that was incorporated solely to effect the name change.  In addition, on July 3, 2006, we affected a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock.  As a result, we are authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

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

On February 10, 2010 the Company reported that it has completed the sale of its Argentine subsidiary, United Energy Metals SA (UEM), to Patagonia Resources Ltd.

As a part of an on-going reorganization of the Company’s business activity, the decision to diversify into the geothermal energy field is aligned with the Company’s long-term strategy to add shareholder value.

The Company held a share holders meeting on April 1, 2010 with a majority of share holders voting to approve a name change for the Company and a 200 to 1 reverse stock split.  Urex Energy Corp to become Mustang Geothermal Corp upon regulatory approval.

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

Current Business

Since inception, we have been primarily engaged in the acquisition and exploration of uranium and geothermal properties, but have not yet realized any revenues from our planned operations.  Currently, we are actively exploring in six project areas in state of Nevada and four projects areas in Peru for geothermal energy resources and own, but are not active on the La Jara Mesa Uranium Property located in Cibola County, New Mexico.

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

On February 10, 2010 we completed the sale of our Argentine subsidiary, United Energy Metals SA (UEM), to Patagonia Resources Ltd.  The Company signed a Letter of Intent with UrAmerica Ltd of London, U.K. for the sale of the Argentine subsidiary, United Energy Metals SA (UEM), which was reported in a news release dated December 1, 2009. The agreement provides for a US $500,000 cash payment to Urex with UrAmerica assuming a maximum liability of US $275,000 for the outstanding UEM debts. The Company used the proceeds of the sale to pay down debt.

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

On August 26, 2010, the Company entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9798 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.10 on the transaction date.

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

On March 22, 2011 the Company acquired a federal geothermal lease consisting of 1409 acres in the Warm Spring Valley area in the state of Nevada at a competitive bid federal auction.

Competitors

We are an exploration stage company engaged in the acquisition of prospective geothermal energy properties.  We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable.  In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other development stage companies as well as established international companies.  Many of our competitors are national or international companies with far greater resources, capital and access to information than us.  Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties.  In addition, they may be able to afford greater geological expertise in the exploration and exploitation of geothermal energy properties.  This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favourable terms.  As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favourable terms.

Governmental Regulations

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States and Peru, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We have obtained applications for those licenses, permits and other authorizations currently required to conduct our explorations in Peru.  In Peru, business licenses for companies, and the acquisition and transfer of exploration and development permits are all acquired subject to government approval.  Such approval may involve many levels of government (i.e. Federal, Provincial, County and/or City approval), and we cannot guarantee that all such approvals will be successfully obtained even where our option has been successfully exercised.  Moreover, even where business licenses are issued, there can be no guarantee that the transfer and/or acquisition of exploration and/or development permits will be approved, nor can our company guarantee that such approvals will be obtained from all levels of government required for such approval.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in Peru.  There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulation

Our company's exploration projects are subject to various federal, state and local laws and regulations governing protection of the environment, in the United States and in Peru. These laws are continually changing and, as a general matter, are becoming more restrictive. Our company's policy is to conduct business in a way that safeguards public health and the environment.  We believe that our operations are conducted in material compliance with applicable laws and regulations.

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

Employees

We have no employees.  Our management, all of who are consultants, conducts our operations.  We do not expect any material changes in the number of employees over the next twelve-month period.  Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.  However, if we are successful in our initial and any subsequent drilling programs, we may retain additional employees.

Going Concern Issues

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon attaining and maintaining profitable operations and raising additional capital. We are actively currently seeking additional funding through various methods, but due to current market conditions funding may not be readily available. In addition, our current liabilities exceeded our current assets at March 31, 2011and at the date of this report. One of the reasons for our current financial position is that we have suffered significant cost overruns on one of our projects. These conditions indicate the existence of a material uncertainty that may cast significant doubt over our ability to continue as a going concern.

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

Our financial results depend upon many factors, particularly the price of electrical power and our ability to market our production. Commodity prices are affected by changes in market demands, which are impacted by overall economic activity, weather, powerline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future electrical power prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, if any, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of electrical power reserves at economical costs are critical to our long-term success.

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

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”.  Such forward-looking statements include projections or estimates made by the Company in connection with its business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $2,539,839 for the fiscal year ended March 31, 2011, and cumulative losses of $11,754,957 from inception to March 31, 2011. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

-

Costs to bring each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

-

Availability and costs of financing;

-

Ongoing costs of production;

-

Market prices for the electrical power to be produced;

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

We have a history of losses and fluctuating operating results that raises doubt about our ability to continue as a going concern.

From inception through to March 31, 2011, we have incurred aggregate losses of approximately $11,776,425. Our loss from continuing operations for the fiscal year ended March 31, 2011 was $2,561,307.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover geothermal deposits but from finding geothermal deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of geothermal power acquired or discovered by our company may be affected by numerous factors which are beyond the control of our company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulation, including regulations relating to royalties, allowable production, transmission of electrical power and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

As our properties are in the exploration and development stage, there can be no assurance that we will establish commercial discoveries on our properties.

The exploration business relies upon the accuracy of determinations as to whether a given geothermal deposit has significant energy reserves and resources. This reliance is important in that reported thermal energy reserves and resources are only estimates and do not represent with certainty that estimated thermal energy reserves and resources will be recovered or that they will be recovered at the rates estimated. Geothermal energy reserve and resource estimates are based on limited drilling, and inherently carry the uncertainty that drilling may not be representative. Geothermal energy reserve and resource estimates may require revision (either upward or downward) based on actual production experience. Market fluctuations in the price of electrical power, as well as increased production costs or reduced recovery rates, may render certain geothermal resources uneconomic. Inaccurate estimates may result in a misallocation of resources such that an excess amount could be allocated to a less than economic deposit or, conversely, failure to develop a significant deposit.

Our company will be subject to operating hazards and risks that may adversely affect our company’s financial condition.

Geothermal exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production of geothermal energy, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. We do not have general liability insurance covering our operations and do not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon our company's financial condition.

Our company’s activities will be subject to environmental and other industry regulations that could have an adverse effect on the financial condition of our company.

Our activities are subject to environmental regulations promulgated by government agencies from time to time.  Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from test wells, which may result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner that means stricter standards and enforcement, and more stringent fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of our company.

Our operations, including exploration and development activities and commencement of production on our properties, which will require permits from various federal, state, provincial and local governmental authorities, are and will be governed by laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, plant safety and other matters. Companies engaged in the development and operation of power plants and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities.  Such actions may cause operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in energy production operations may be required to compensate those suffering loss or damage by reason of the production activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Our current property interests are located in North and South America, and the current and future economic, political and social conditions, as well as the governmental policies of the respective jurisdictions, could have an adverse effect on our company’s overall financial condition and ability to general revenues.

We expect that a substantial portion of our business, including future assets and operations of our company, will be located and conducted in North and South America, including Peru and the State of Nevada.  The economy of countries such as Peru differs from the economies of most developed countries in many respects.  While the economies of such countries, including Peru, have experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy.  The governments of such countries have implemented various measures to encourage economic growth and guide the allocation of resources.  While some of these measures benefit the overall economy of such countries, they may have a negative effect on our operations.  For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by such governments and our proposed business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Competition may have an adverse impact on our company’s ability to acquire suitable mineral properties, which may have an adverse impact on our company’s operations.

Significant and increasing competition exists for the limited number of geothermal acquisition opportunities available. As a result of this competition, some of which is with large established geothermal production companies with substantial capabilities and greater financial and technical resources than our company, we may be unable to acquire attractive geothermal properties on terms we consider acceptable. Accordingly, there can be no assurance that any proposed exploration and development program will yield any reserves or result in any commercial electrical power production.

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

Our articles of incorporation authorize the issuance of 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001.  In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other shareholders.  Further, any such issuance may result in a change in our control.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Office Space

Our executive and head offices are located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada.

Geothermal Prospects

Mustang geothermal prospects are located in development-friendly territories, with required infrastructure for cost effective operations, based on the Fraser Institute annual resource survey illustrates rankings based on existing resources, attractive geology and friendly policies.   Mustang holds 8041 hectares of Federal geothermal leases in six project areas in the state of Nevada, which include:  Black Rock, Hawthorne, Monteneva, Reese River, Warm Springs, and Moon Rocks Projects.

The Company also holds 3,600 hectares of applications in the four project areas in country of Peru, which include: Banos de Inca, Ninobamba, Paclla and Condoroma Projects.

Black Rock
Moonrocks
Reese River
Monteneva
Hawthorne
Warm Springs
Winnemucca
Elko
Battle Mountain
Lovelock
Reno
Fallon
Eureka
Virginia City
Carson City
Ely
Minden
Yerington
Tonopah
Pioche
Goldfield
Las Vegas
0 10 20 30 40 50 miles
0 20 40 60 80 kilometers
County boundaries
120°
119°
118°
117°
116°
115°
114°
42°
41°
40°
39°
38°
37°
36°

Figure 1 – Geothermal Lease Locations in State of Nevada

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

Table 1: List of Mustang Geothermal Leases located in the State of Nevada

Property Description by Township and Range
Property	Lease No.	Meridian	Township	Range	Sections	Area (ha)
Moonrocks Washoe Co.	NVN089598	21 MDM	23N	20E	03: Lots 1-4, S2N2, S2; 04: Lot 1, S2NE, SE; 09: NE; 10: N2;	570
Hawthorne, Mineral Co.	NVN088475	21 MDM	9N	30E	3,10,11,14,13,23,24	1,787
Black Rock Desert Pershing Co.	NVN086858	21 MDM	33N	24E	11,15,21 ALL	777
Warm Springs, Nye Co.	NVN088494	21 MDM	4N	50E	017, 020 (N2NE, S2SW,NESE,S2SE,NW), 029	696
Reese River Lander Co.	NVN088490	21 MDM	27N	43E	010, 011: N2NE, SWNE, N2NW, SWNW, S2; 014: LOTS 1-8, NW, E2SW, 015: N2NE, W2, 022: LOTS 1-11, 022: NW, 026: S2NW, S2, 027: LOTS 1-8, E2.	1,482
Monte Neva White Pine Co.	NVN86930, NVN86933	21 MDM	21N	63E, 64E	25:S2NE,SENW,S2SW 26:N2NE,SWNE,W2,NWSE 27 ALL,34:SE, N2,SW, 35:W2, 36:NW,W2SW 18: E2,E2W2 19:ME.NESW,N2SE 30: SESE, 31:L1-4, E2E2	1,433
TOTAL AREA						6,745

Black Rock Desert- Nevada

The Black Rock Lease (777 Ha) is located 13km northeast of the town of Gerlach and is easily accessed via Hwy 447 at Gerlach and then east on either Roads 34 or 48. The lease is overlain by open, vegetation barren, flat-lying playa and is very easily driven across with 4×4 vehicle when dry.  The Black Rock Desert lies within the northern terminus of the Paleozoic and Merozoic Belts of the western Great Basin in the northwestern segment of the Basin and Range, just before the extensive Tertiary and Quaternary volcanic province of the Snake River Plain and the Cascades. Previous studies of the Black Rock Desert’s geothermal potential have mainly focused on the western part of the area, in the vicinity of Gerlach, but heat-flow and geothermal gradient measurements have also been taken throughout area. The project area is located in the central portion of the Black Rock desert in vicinity of Trego siding. Hot springs approximately 2km northeast of the railroad siding of Trego are located in the vicinity of railroad tracks and have a reported temperature of 86°C (Mariner and others, 1974). The springs issue from apparent fault-controlled conduits in Quaternary alluvium and Tertiary lacustrine layers, underlain by late Tertiary basalts of Dry Mountain. Various chemical geothermometers indicate a thermal reservoir temperature of 120°C to 128°C

The company is carrying out preliminary exploration with shallow-temperature gradient and geophysical prospecting to identify areas for more detailed geophysical surveying and drilling.

Hawthorne - Nevada

The property (1,787 Ha) is located on the south-western terminus of Gillis Range, in relative proximity to the shores of Walker Lake and the nearby town of Hawthorne, Nevada. The Lease is situated in the area of Miocene andesitic flows and tuffs, underlain by Paleozoic meta-sedimentary and Cretaceous granitic plutons, and is heavily influenced by the structural overprint of the Walker Lane Fault Zone (WLFZ); a broad zone of right-lateral stress accommodation stretching from Las Vegas, Nevada to Honey Lake, California along the eastern margin of the Sierra Nevada mountains.

LEASE
Walker Lake
Gillis Range
4275000 m
Wassuk Range
1250m
1400m
1350m
Mt. Grant
US-95
U.S. Army/Navy Depot
1300m
US-95
Hawthorne
0.0 km
2.5 km
5.0 km
7.5 km
10.0 km
350000 m
375000 m

The structural and geologic framework paints a permissive locality for a high caliber grassroots geothermal exploration project as it suggests particular features (e.g. fractured granite, heat flow, fault conduits) which are amenable to the presence and propagation of hydrothermal fluids and reservoirs.  There are also numerous surface and drill well indications of proximal geothermal activity by way of anomalous temperatures in hot springs, water in wells and drilled geothermal exploratory wells in Hawthorne, Nevada. Company has undertaken a data compilation from historic sources as well re-processed some of the existing geophysical data.

On the basis of available historical geologic data, overall water-flow studies and geophysical signatures derived from the public-domain data, the Company is poised to continue additional exploration efforts to investigate for the viable geothermal resource target. The geophysical data reveal a broad zone of structural displacement and deflection within or near the Property. Similar zones of deflections have been noted to host some of the most permissive location for geothermal resource elsewhere in the Great Basin.

Monteneva – Nevada

The Monteneva and Steptoe Valley Combined Lease Group (1,433Ha) are considered to be a Known Geothermal Resource Area (KGRA) located in the north-south trending Steptoe Valley, a 2.6 km west of the Great Basin Highway (Hwy 93) and 50km north of the Town of Ely. Reasonable access is provided by secondary roads and trails.

Monte Neva springs are by far the hottest springs in White Pine County (~85 degrees C). W.H. Hunt Company drilled a 1,373.4m deep well in 1979 (Schellbourne No. 74-23) and encountered a maximum temperature of 90.5 degrees C. Similarly, Shell Oil Co. had drilled oil wells near Monte Neva and Cherry Creek, just North of Monte Neva, with temperatures as high as 105 degrees C at 1,954m and 198 degrees C at 3,300m, respectively. Audio-magnetotelluric data for the geothermal area, documented in Long and Batzle (1976), report an apparent resistivity contrast and indication of possible structures permissive for hydrothermal fluid flow and intensely fractured granite intrusive, as a heat source.

The company is carrying out preliminary exploration with shallow-temperature gradient and geophysical prospecting to identify areas for more detailed geophysical surveying and drilling.

N
4395000m
4390000m
Egan Range
Monte Neva
Hot Springs
US Hwy 95
Cherry Creek Rd.
680000m
690000m
Lease Boundary
Ely

Reese River – Nevada

LEASE
REESE RIVER VALLEY
HWY 305
4450000m
Spring
Springs
Spring
N
0
1
2
km
482000m
494000m

The geothermal lease (1,482 ha) consists of two whole and five partial semi-contiguous Sections in Lander County, along Nevada Highway 305, between the communities of Austin and Battle Mountain, approximately 350km east of the City of Reno. No geothermal exploration is known to have been performed on the Lease, although numerous geothermal indicators have been documented in proximity to the Property, primarily during the 1970s and 1980s initial exploration foray into geothermal energy (e.g. Amax, 1998). The report by Richards and Blackwell (2002) ranks the Reese River- Shoshone Range area into top 15 geothermal areas with significant temperature, high gradient and heat flow. The report reports a significant influence of geothermal gradient on the hear flow. Based on the total of 52 relatively shallow boreholes in the area (~90m deep), the area’s potential is reflected by an average 225 °C/km gradient, with a peak gradient of 590 °C/km and a considerable calculated heat flow of 1117 mW/m2. Hot springs are known to occur within or and/or proximal to the lease with the reported temperatures around 50C.

Warm Springs - Nevada

The Property (696 Ha) is located on the intersection of US Highway 6 and Nevada Highway 375 with several other secondary roads traversing it, providing good vehicular access in the southern portion of Hot Creek Valley and northern portion of Reveille Valley, Nye County. The Lease group is nested within the Hot Creek Range / Kawich Range (W) and Reveille Range (E). The closest population center is Tonopah (pop. 2,600), Nye County seat and a former mining town.

Hot springs are known to occur in the near proximity to the property.  A wealth of geological, geophysical, remote sensing, and topographic data covers the areas at large and is available in the public domain mostly through various governmental organizations. The Warm Springs region has been of very limited interest in the past for geothermal exploration, but has been actively appraised from the standpoint of nearby nuclear testing in Nevada Test Site and Department of Energy test site in the Northern Hot Creek Valley. The recorded temperature of the active thermal springs is 68 C.

4230000 m
Hot Creek Range
Hot Creek Valley
LEASE
HWY 375
Springs
LEASE
4225000 m
US-6
555000 m
560000 m
0.0 km
1.0 km
2.0 km
3.0 km
4.0 km
Reveille Valley

ECUADOR
COLOMBIA
PERU
Amazon
Iquitos
Talara
Piura
Bagua
Jaen
Tarapoto
Chiclayo
BRAZIL
Trujillo
Pucallpa
BOLIVIA
Chimbote
Huanuco
Huancayo
Ninobamba
Machu
Picchu
Manu
Nat'l
Park
Callao
Lima
Puerto
Maldonado
Pacific
Ocean
Ayacucho
Cuzco
Condoron
Ica
BDI
Nazca
N
W
E
S
Puno
Paclla
Arequipa
0
500 Miles
Tacna
0
500 KM
CHILE

Map of Peru showing Mustang Geothermal exploration and project areas.

Geothermal Exploration Leases in Peru

It is reported that geothermal resource potential in Peru has approximately 3,000 MW capacities for generation of electric energy. Electricity generation in Peru currently comes largely from thermal and hydroelectric sources. At the end of 2008, the country had a total installed generation plant capacity of 7,200 MW, from which 32,500 GWh of generation was achieved.  With increased awareness of global climate change, the impact of gas-fired thermal electricity generation on the environment, and estimates that that electricity demand will increase from 6.1% to 8.5 % annually in 2010-2017, Peru has been vigorously promoting the generation of electricity through non-traditional renewable energy generation processes (i.e. geothermal, wind, solar, etc.). This interest has been recently formalized in Government Decree 1058 (of June 27, 2008) which aims to promote the generation of renewable power through providing significant tax incentives. This new law, along with other new legislation, provides a favorable government as well as legal and regulatory framework for geothermal exploration (and ultimately geothermal power production) in Peru.

Numerous hot springs are known to occur in the area. The Instituto Geologico Minero Y Metalurgico (INGEMMET) provides information on the location and properties of known geothermal occurrences in Peru.  No geothermal field has been drilled in the Southern Volcanic Cordillera. However, the government of Peru has considered the utilization of geothermal resources for decades.

In the 1980’s, during Peru’s National Plan for Expansion of the Electric Frontier, Electroperu initiated geothermal exploration throughout the country. During this time geothermal areas within the Southern Volcanic Cordillera were outlined. The Lease is located in the Cailloma geothermal field. Again, in the late 1990’s INGEMMET studied more than 100 hot springs and associated surface precipitates.

It should be noted that the names of the properties listed below were changed since the last reports filed by the Company as follows: the property previously identified as Cencuyo had its name changed to Condoroma; the property previously identified as Pusa had its name changed to Ninobamba; and the property previously identified as Pinaya had its name changed to Paclla.

Mustang Geothermal Concessions held in Peru

Property	Department	Hectares
Banos Del Inca	Arequipa	900
Condoroma	Cusco	900
Ninobamba	Ayacucho	900
Paclla	Arequipa	900
TOTAL		3,600

Banos Del Inca - Peru

The Banos Del Inca property (900 Ha) is located on the eastern end of the famous Colca Canyon, 710km southwest from the Peruvian capital Lima and approximately 90km northwest from the city of Arequipa, nested between the small towns of Sibayo and Callalli in Chivay region, Department of Arequipa.

The geothermal activity in the area is manifested by a string of warm springs (~40degrees C) located 2 km southeast of the town of Sibayo. There are indications of potentially significant thermal water discharge into the river Colca manifested by the numerous patches of green algae thriving in otherwise cold and barren mountain river. The property is located in the immediate vicinity of the regional 150 kV line.

According to data available from the INGEMMET, the Banos De Inca spring is described as: situated along a fault in the Tacaza Group of volcanics, associated with carbonate sinter with surface temperature of 44 degrees C and an estimated reservoir temperature of 120degrees C.

71°36'0"W
71°33'0"W
71°30'0"W
71°27'0"W
71°24'0"W
15°27'0"S
15°30'0"S
15°33'0"S
15°36'0"S
15°39'0"S
N
Banos Del Inca
Geothermal Occurence
LEASE
Sibayo
Callalli
Colca River
Tuti
Colca Valley
La Calera
Geothermal Occurence
Chivay
0 2 4 8 Kilometers
Server: ESRI ArcGIS Online
Projection: WGS 1984 UTM 19S
Author: Kyle T. Gray

Condoroma – Peru (formerly known as Cencuyo)

The Condoroma property (900 Ha) is strategically located between the large copper mining projects in Tintaja and former silver mines at Condoroma in the vicinity of small town of Chaquelles.

The geothermal activity in the area is manifested by a string of warm springs (~40 degrees C) located 2 km northwest and immediately south of the town. The measured temperature was 48 degrees C and the volume of water discharge was found to be significant.

Ninobamba – Peru (formerly known as Pinaya)

The Ninobamba geothermal property is located Along Rio Apacheta in the south central Andes, 300 km southwest from the Peruvian capital Lima and approximately 150km northeast of Ica, nested near Ninobamba, Department of Ayacucho. The geographic coordinates at the center of the property are 13° 20.23’ S and 74° 33.70’ W; within Peruvian NTS system, the concession is located on the map sheet 27-n (Huachocolpa).

The geothermal activity in the area is manifested by a string of warm springs along the Rio Apacheta; sinter deposits along the river also indicate a favorable geothermal potential. Local single-phase powerline is located in the vicinity of the property and would necessarily require an upgrade to three-phase line to carry any electricity generated on site.

Ninobamba hot spring is situated in volcanic strata of the Huacacoplpa group. According to INGEMMET, the “potential aquifer” for the geothermal occurrence is the Late Jurassic – Cretaceous, volcanic-sedimentary Pucara Group (symbol TsJi-m, Figure 4).  The Pucara Group acts as a conduit for the deep circulation and subsequent upwelling of thermally active meteoric water.

High temperature waters are the result of geothermal gradients, where water flows across deep faults, as opposed to geothermal manifestations in southern Peru, which are often associated with active volcanism (Vargas and Cruz, 2010). Based on previous work (Steinmuller, 2001 and references within), faulted coarse-grained siliclastic and volcanic rocks are able to store and transmit ground water to feed hot springs.

It is possible that hot springs in the area reflect active hydrothermal systems driven by episodic magmatic activity of Nevada Portugueza volcanic center (Noble and McKee, 1982).

544000.
545000.
546000.
547000.
548000.
549000.
550000.
551000.
552000.
553000.
554000.
8529000
8528000
8527000
8526000
8525000
8524000
8523000
8522000
N
LEASE
Occollo
Ninobama Hot Springs
Ninobamba
Rio Apacheta
24A
0 0.5 1 2 Kilometers
GCS: PSAD 1965
Projection: UTM 18S
Author: Kyle T. Gray

Paclla- Peru (formerly known as Pusa)

The concession consists of a 900 Ha lease situated in the western portion of Colca Canyon, about 6 km NW from the town of Cabana Conde. The geothermal activity is manifested by a string of relatively hot (98 degrees C surface temperature) springs, located in the canyon. No past geothermal exploration had taken place in this locality.

N
Spring Location
LEASE
Colca Valley
Colca River
Cabanaconde
168000 171000 174000 177000 180000 183000 186000 189000
8281000 8278000 8275000 8272000 8269000 8266000 8263000
0 1 2 4 6 Kilometers
Server: ESRI ArcGIS Online
Projection: PSAD 1956
Author: Kyle T. Gray

La Jara Mesa Extension Property – New Mexico

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

ITEM 3.  LEGAL PROCEEDINGS.

We do not know of any material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “URXE”.  The following quotations obtained from otcbb.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2010	$1.21	$0.11
September 30, 2010	$2.00	$0.11
June 30, 2010	$6.00	$2.00
March 31, 2010	$0.03	$0.01
December 31, 2009	$0.03	$0.01
September 30, 2009	$0.04	$0.02
June 30, 2009	$0.04	$0.01
March 31, 2009	$0.04	$0.01
December 31, 2008	$0.05	$0.02
September 30, 2008	$0.10	$0.04
June 30, 2008	$0.16	$0.09
March 31, 2008	$0.19	$0.11
December 31, 2008	$0.251	$0.105

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

Holders

On March 31, 2011, the shareholders' list of our common shares showed fourteen registered shareholders and 33,492,057 common shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended March 31, 2011 that were not otherwise reported in a quarterly report filed on Form 10-Q or in a current report filed on Form 8-K.

Equity Compensation Plan Information

In 2007 the Company created a Stock Option Plan to provide for the issuance of stock and stock options to acquire an aggregate of up to 2,000,000 shares of our common stock.  As of July 05, 2011, there were no options issued under our 2007 Stock Option Plan.

The following table provides a summary of the number of stock options granted under the 2007 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2007 Stock Option Plan, all as at March 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	2,000,000	N/A	2,000,000

The following provides a summary of the number of shares of common stock issued under the 2007 Stock Option Plan pursuant to a registration statement filed by the Company on Form S-8 on February 11, 2011:

1)

Seventy five thousand (75,000) common shares were issued for consulting services;

2)

One hundred thousand (100,000) common shares were issued for legal services;

3)

Two million, eight hundred thousand (2,800,000) common shares were issued for consulting services.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable per Item 301(c) of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operations And Cash Requirements

The financial/cash position necessary to support the proposed exploration program for the upcoming year will require additional new financing between $500,000 to $1,000,000. At the time of this filing the Company has not secured this financing, although it is actively pursuing various financing options. As has been previously discussed in those sections of this filing dealing with concerns regarding the Company remaining a “going concern,” readers are reminded that without the Company obtaining sufficient funding, it will not be able to enact its strategies discussed herein. Further, without funding the Company’s ability to continue as a going concern is in doubt. Readers are encouraged to review carefully the Company’s Risk Factors that are included in this filing under Section 1A above.

The Company’s exploration program will consist of the initial evaluation of the Company’s highest raked geothermal leases in both Nevada and Peru. Additionally, the budget and any use of proceeds covering any acquired equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions.

Table : Proposed Exploration Expenditures (USD $000) – 12 month period
Salaries & Wages	$40
Consulting and Technical Services	$200
Surface work	$50
Environmental	$10
Property Costs	$100
Administrative & General	$35
Machinery expense	$25
TOTAL	$460

We anticipate incurring the following costs during the next twelve month period: $200,000 on consulting and technical services; $40,000 on salaries and wages; $50,000 on surface work; $10,000 on environmental expenses; $100,000 on property costs; $35,000 on administrative & general; and an additional $25,000 in machinery expense.  As a result, we anticipate that we will incur approximately $460,000 in operating expenses during the next twelve-month period.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve-month period total $460,000.  Our current working capital will likely will not be sufficient to cover our estimated capital requirements during the next twelve-month period; we will be required to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Exploration and Development Costs

Our proposed work program includes recommendations with a proposed budget of $390,000:

1. The most prospective ground at Black Rock lies outside the current lease. The two outlined target zones must be acquired via the BLM public auction process. Additional recommended work on this project is contingent upon these target areas being successfully acquired.

2. It would be prudent to also to attempt to consolidate the Monte Neva Lease Group, especially west of Duck Creek.

3. Envisaged work programs on the two properties would be similar in nature for each: broader coverage of the shallow-temperature gradient surveys, additional re-processing of existing data (magnetic, gravity, GETECH, and especially for the audio-magnetotelluric data), ground magnetic and vlf surveys to help detail map structure. The seismic method has also been used to good effect to help map pregnant geothermal structures at depth. Favorable results would by followed-up by the drilling of deeper, but still relatively shallow wells for the purposes of temperature test readings.

4. The geothermal wells portion of the recommended work for the Properties is contingent on the results of the preceding data reprocessing and new geophysical surveys.

During the next twelve-month period, we plan to put all exploration activities into our geothermal properties in State of Nevada and Peru with the New Mexico uranium property on hold.  Given the current difficult financial and economic environment the Company is considering alternatives to conventional financing due to limited availability of financing at desirable terms.

Capital Expenditures

As of March 31, 2011, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

LIQUIDITY

The Company is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

CAPITAL RESOURCES

The Company had no material commitments for capital expenditures as of the end of the latest fiscal period.

RESULTS OF OPERATIONS

As at March 31, 2011, we had working capital of $182,152.  Our financial statements report a net loss of $2,561,307 for the fiscal year ended March 31, 2011 as compared to a net income of $139,492 for the fiscal year ended March 31, 2010.  Our accumulated losses for the period from February 6, 2002, our date of inception, to March 31, 2011 was $11,776,425.

Our total liabilities as of March 31, 2011 were $1,094,798, as compared to total liabilities of $767,768 as at March 31, 2010.  The change was due primarily to increases in accounts payable and accrued liabilities.

Cash Flow Used in Operating Activities

Operating activities used cash of $109,603 for the fiscal year ended March 31, 2011, compared to providing $990,174 for the fiscal year ended March 31, 2010.  The increase in cash used during the fiscal year ended March 31, 2011 was due to the impairment of goodwill and the Company’s issuance of common stock for services rendered.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $104,871 for the fiscal year ended March 31, 2011 as compared to used cash of $163,147 for the fiscal year ended March 31, 2010.

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

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date, the Company has not established any reserves on its geothermal energy properties.

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

In August 2009, the FASB issued ASU 2009-05 that includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for non-public entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended March 31, 2011 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

PLS CPA, A Professional Corp.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mustang Geothermal Corp.

(Formerly Urex Energy Corp.)

We have audited the accompanying consolidated balance sheet of Mustang Geothermal Corp. (formerly Urex Energy Corp.) and subsidiary (the “Company”) as of March 31, 2011 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended and for the period from February 6, 2002 (inception) through March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mustang Geothermal Corp. (formerly Urex Energy Corp.) and subsidiary as of March 31, 2011, and the result of its operations and its cash flows for the year then ended and for the period from February 6, 2002 (inception) through March 31, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

July 14, 2011

San Diego, CA. 92111

MUSTANG GEOTHERMAL CORP
Formerly UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2011	2010

ASSETS
Current Assets
Cash	$43,989	$73,721
Prepaids	211,181
Receivables	703
Total current assets	255,873	73,721

Geothermal Leases, net	2,877,500	1,000,000
Property and equipment	-	929

Total Assets	$3,133,373	$1,074,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$583,345	$339,718
Due to related party	22,500	22,500
Line of credit	33,403	-
Notes payable to related party	355,550	305,550
Convertible notes payable	100,000	100,000

Total current liabilities	1,094,798	767,768

Stockholders' Equity
Common stock, $0.001 par value 300,000,000 shares authorized
33,492,057 and 1,517,057 shares issued and outstanding, respectively	33,492	1,517
Preferred stock, $0.001 par value. 10,000,000 shares authorized.
No shares outstanding and issued.	-	-
Additional paid-in capital	13,781,508	9,520,483
Deficit accumulated during the exploration stage	(11,776,425)	(9,215,118)
Total stockholders' equity	2,038,575	306,882

Total Liabilities and Stockholders' Equity	$3,133,373	$1,074,650

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP
Formerly UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2011 and 2010, and
For the period from February 6, 2002 (Date of Inception) to March 31, 2011

			For the
			Period from
	For the year	For the year	February 2, 2002
	ended	ended	(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

Depreciation	929	929	2,787
Depreciation – geothermal leases	222,500	-	222,500
Management fees	140,835	120,000	605,835
Professional fees	64,803	43,500	437,119
Consulting fees	34,180	106,400	622,350
Exploration costs	197,433	19,778	375,087
Interest on loans	20,446	40,172	118,297
Investor relation fees	-	50,000	415,097
Travel	20,276	6,205	66,998
General and administrative	34,906	23,470	220,594
Recovery of expenses	-	(5,575)	(5,575)
Impairment of intangible asset	1,825,000	-	7,560,753

Total operating expenses	2,561,308	404,879	10,641,842

Operating loss	(2,561,308)	(404,879)	(10,641,842)

OTHER INCOME

Interest income	1	-	10,127
Total other income	1	-	10,127

Net loss from continuing operations	$(2,561,307)	$(404,879)	$(10,631,715)
			.
DISCONTINUED OPERATIONS

Gain (Loss) from disposal of subsidiary		(210,910)	(1,899,991)
Gain from disposal of subsidiary	-	755,281	755,281

Gain (Loss) on discontinued operations	-	544,371	(1,144,710)

NET INCOME (LOSS)	$(2,561,307)	$139,492	$(11,776,425)

Net loss per share for continuing operations basic and diluted	$(0.15)	$(0.75)

Net loss per share for discontinued operations basic and diluted	$-	$0.26

Weighted average common shares outstanding - Basic and diluted	17,295,961	539,936

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP
Formerly UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period February 6, 2002 (Date of Inception) to March 31, 2011

	Common Stock
	300,000,000 shares authorized
		Par Value	Additional		Deferred	Accumulated	Total
	Shares Issued	$.001 per share	Paid-In Capital	Accumulated Deficit	Consulting Fees	Comprehensive Losses	Shareholders' Equity

BALANCE, MARCH 31, 2008	422,128	$ 422	$ 141,578	$ (7,950,369)	$ -	$ (512)	$ 191,119

Shares issued for services	20,000	20	119,980	-	-	-	120,000
Shares issued for services	5,000	5	29,995	-	-	-	30,000
Shares issued for services	20,000	20	119,980	-	-	-	120,000
Shares issued for services	55,000	55	109,945	-	-	-	110,000
Net loss	-	-	-	(1,404,241)	-	-	(1,404,241)
Deferred consulting fees	-	-	-	-	(106,400)	-	(106,400)
Net change in foreign currency translation	-	-	-	-	-	(24,715)	(24,715)

BALANCE, MARCH 31, 2009	522,128	522	8,521,478	(9,354,610)	(106,400)	(25,227)	(964,237)

Shares issued for asset	500,000	500	999,500	-	-	-	1,000,000
Currency translation expensed upon sale of subsidiary	-	-	-	-	-	25,227	25,227
Net income	-	-	-	139,492	-	-	139,492
Deferred consulting fees	-	-	-	-	106,400	-	106,400
Adjustment for reverse stock split	494,929	495	(495)	-	-	-	0

BALANCE, MARCH 31, 2010	1,517,057	1,517	9,520,483	(9,215,118)	-	-	306,882

Shares issued for asset @ $0.15	14,000,000	14,000	2,086,000	-	-	-	2,100,000
Shares issued for services @ $0.25	100,000	100	24,900	-	-	-	25,000
Shares issued for services @ $0.11	2,800,000	2,800	305,200	-	-	-	308,000
Shares issued for asset @ $0.12	15,000,000	15,000	1,785,000	-	-	-	1,800,000
Shares issued for services @ $0.80	75,000	75	59,925	-	-	-	60,000
Net income	-	-	-	(2,561,307)	-	-	(2,561,307)

BALANCE, March 31, 2011	33,492,057	$ 33,492	$ 13,781,508	$(11,776,425)	$ -	$ -	$ 2,038,575

See accompanying notes to the financial statements

UREX ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended March 31, 2011 and 2010, and
For the period February 6, 2002 (Date of Inception) to March 31, 2011

	For the year	For the year	For the Period
	ended	ended	from February 6,
	March 31,	March 31,	2002 (inception)
	2011	2010	to March 31, 2011

Net income (loss)	$(2,561,307)	$139,492	$(11,776,425)
Adjustments to reconcile net income to net cash:
(Income) loss from discontinued operations	-	210,910	1,899,991
Depreciation and amortization	929	930	6,682
Depreciation geothermal leases	222,500	-	222,500
Impairment of goodwill	1,803,532	-	7,539,285
Shares issued for services	393,000	-	773,000
Deferred consulting fees	-	106,400	-
Shares issued for assets	-	-	1,000,000
Changes in current assets and current liabilities:
Accounts receivable	(703)	-	(703)
Prepaid expense	(211,181)	-	(211,181)
Accounts payable	243,627	81,913	583,345
Discontinued operations, net	-	450,529	(2,281,857)

Net cash used in operating activities	(109,603)	990,174	(2,245,363)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	-	(755,281)	(755,281)
Purchase of assets	(25,000)	-	(25,000)
Purchase of fixed assets	-	-	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	(25,000)	(755,281)	(785,569)

Cash Flows From Financing Activities:
Proceeds from purchase of assets	21,468	-	21,468
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	33,403	-	33,403
Proceeds from (repayments of) notes payable	50,000	(135,000)	378,050
Proceeds from (repayments of) line of credit	-	(28,147)	-
Convertible notes payable	-	-	100,000

Net cash provided by financing activities	104,871	(163,147)	3,074,921

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	-	1,665,773

Net cash flows from continued operations	(29,732)	165,588	1,181,136
Net cash flows from discontinued operations	-	(93,842)	(1,137,147)
Cash and Cash Equivalents, Beginning of Period	73,721	1,975	-
Cash and Cash Equivalents, End of Period	$43,989	$73,721	$43,989

Supplemental Disclosure of Noncash Transactions
Common stock issued for assets	$(3,900,000)	$(1,000,000)	$(4,900,000)

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP.

Formerly UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 1

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

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $11,776,425 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. At March 31, 2011, the Company had a working capital deficiency of $838,925. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2

Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Basis of Presentation

The financial statements have, in management’s opinion, been prepared in accordance with accounting principles generally accepted in the United States of America.

Note 2

Summary of Significant Accounting Policies - (cont'd)

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

Mineral Property Costs

The Company has been in the exploration stage since its formation on February 6, 2002 and has not yet realized any revenues from its planned operations. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.

If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

The carrying values of cash, accounts payable and loans payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Foreign Currency Translation

The functional currency of the Company’s Peruvian subsidiary is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts and cash flow items using a weighted-average exchange rate during the reporting period. Adjustments resulting from translation are included in accumulated comprehensive income (loss), a separate component of shareholders’ equity (deficit).

Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Peruvian Neuvos Soles. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

The Company follows the guideline under ASC Topic 718 “Compensation-Stock”. Compensation for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method.

Impairment of Goodwill

The Company entered into an agreement with Genoa Energy Resources to acquire Andean Geothermic Energy SAC (“Andean”), a Peruvian company which in turn, holds 4 geothermal applications totalling 3600 hectares in the provinces of Cusco, Ayacucho and Arequipa in Peru. The Company issued Genoa Energy Resources Inc. 15 million common shares of the Company that was valued at $0.12 on the transaction date and $25,000 cash payment. This acquisition was recorded as a purchase of Andean. The value of Andean was determined as the consideration paid plus the fair market value of the shares issued and the cash payment. The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the residual balance recorded as goodwill. Because Andean has no proven mineral reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of the acquisition.

Note 2

Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Note 5

Acquisition of Peruvian Subsidiary

On November 5, 2010, the Company acquired 99.99% shares of Andean Geothermic Energy SAC, a Peruvian Corporation that has concessions to four geothermal properties consisting of 3,600 hectares (8896 acres) in the provinces of Cusco, Ayacucho and Arequipa. The Company paid 15 million shares of common stock valued at $0.12 per share with a $25,000 cash payment. The $25,000 cash payment has not been paid as at the date of this report. This acquisition was recorded as a purchase of Andean. The value of Andean was determined as the consideration paid plus the fair market value of the shares issued and the cash payment. The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the residual balance recorded as goodwill. Because Andean has as of yet no proven geothermal energy reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of the acquisition.

The Company has a two-year lease to explore for possible geothermal energy consistent with the concessions it acquired that expires on October 1, 2012. If the exploratory work is successful, then the Company may choose to apply to convert the concession into exploitation concessions that have a renewable ten-year term.

As of the date the Company acquired Andean Geothermic Energy SAC, it had no accounts receivable or accounts payable.

Andean Geothermic Energy SAC was formed September 1, 2010 in Peru. Its business strategy was to apply for geothermal leases with the government of Peru. Carlos Agreda and Greta Castillo were the incorporators, the sole shareholders (each holding 500 shares of a total of 1,000 authorized), and they were the sole directors of the Company.

Properties in Peru:

Properties	County	Area (Ha)
Banos Del Inca	Arequipa	900
Condoroma	Cusco	900
Ninobamba	Ayacucho	900
Paclla	Arequipa	900
	TOTAL	3,600 Ha

The names of the above properties were changed from the Company’s previously filed reports on Form 10-Q as follows: the property previously identified as Cencuyo had its name changed to Condoroma; the property previously identified as Pusa had its name changed to Ninobamba; and the property previously identified as Pinaya had its name changed to Paclla.

Note 6

Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities. The note bears no interest and is due and payable on demand. As of March 31, 2011 and 2000, the balance of this loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the year ended March 31, 2011, the Company incurred $120,000 in management fees from Minera Teles Pires Inc. As at March 31, 2011, the Company owed Minera Teles Pires $407,579 for management fees and out of pocket expenses.

During the year ended March 31, 2010, Minera Teles Pires Inc. advanced to the Company a total of $106,000 to serve as working capital loan. As of March 31, 2010, the total amount of the loan plus accrued interests owing to Minera Teles Pires Inc. were all repaid.

Note 7

Line of credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000) at an 8.5 % interest rate. The balance of this Line of Credit at March 31, 2011 and 2010 was $33,403 and $0, respectively.

Note 8

Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note may be converted, from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share. The conversion price shall be subject to adjustments. The minimum amount to be converted is $10,000. As at March 31, 2011, this note is outstanding.

Date	Principal	Interest
August 15, 2008	$ 100,000	$ 13,292

Note 9

Promissory Notes Payable

As of March 31, 2011, the promissory notes are consisted as following:

Issue date	Maturity	Interest rate	Principal	Interest	Total
November 15, 2005	On demand	5% per annum	$82,775	$22,247	$105,022
December 1, 2005	On demand	5% per annum	$18,800	$5,012	$23,812
January 6, 2006	On demand	5% per annum	$100,000	$26,164	$126,164
July 14, 2006	On demand	5% per annum	$103,975	$24,512	$128,487
March 5, 2011	On demand	12% per annum	$50,000	$99	$50,099
Total			$355,550	$78,034	$433,584

As of March 31, 2010, the promissory notes are consisted as following:

Issue date	Maturity	Interest rate	Principal	Interest	Total
November 15, 2005	On demand	5% per annum	$82,775	$18,108	$100,883
December 1, 2005	On demand	5% per annum	$18,800	$4,072	$22,872
January 6, 2006	On demand	5% per annum	$100,000	$21,164	$121,164
July 14, 2006	On demand	5% per annum	$103,975	$19,314	$123,289
Total			$305,550	$62,658	$368,208

Note 10

 Common Stock

Issuance of shares

During the year ended March 31, 2011, the Company issued 14,000,000 shares at $0.15 per share in exchange for certain geothermal leases.

During the year ended March 31, 2011, the Company entered into an agreement and issued 15,000,000 shares at $0.12 per share plus $25,000 to acquire Andean Geothermic Energy SAC.

During the year ended March 31, 2010, the Company issued 100,000,000 (500,000 shares post reverse split) shares of common stock at a price of $0.01 per share in exchange for certain geothermal leases.

The Company issued 16,000,000 (post-split) common shares in July, 2006 to IMR for acquisition of United Energy Metals.

Non-cash Transactions

During the year ended March 31, 2009, the Company issued 11,000,000 (55,000 shares post reverse split) common shares at $0.01 per share totaling $110,000 to consultants for consulting services. The Company issued 9,000,000 (45,000 shares post reverse split) common shares at $0.03 per share totaling $270,000 to consultants for consulting services.

During the year ended March 31, 2010, the Company issued 100,000,000 (500,000 shares post reverse split) common shares at $0.01 per share totaling $1,000,000 for the purchase of the three geothermal leases.

During the year ended March 31, 2011, the Company issued 14,000,000 common shares at $0.15 per share totaling $2,100,000 for the purchase of the geothermal leases. The Company issued 15,000,000 shares for the acquisition of its subsidiary, Andean Geothermic Energy SAC. The Company issued 2,975,000 common shares totaling $393,000 to consultants for consulting services.

Note 10

 Common Stock - (cont'd)

As of March 31, 2011, there were outstanding 33,492,057 shares of common stock. For the year ended March 31, 2010, there were outstanding 1,517, shares of common stock.

Note 11

Impairment of Goodwill

The Company entered into an agreement with Genoa Energy Resources to acquire Andean Geothermic Energy SAC (“Andean”), a Peruvian company which in turn, holds 4 geothermal applications totalling 3600 hectares in the province of Arequipa in Peru. The Company issued Genoa Energy Resources Inc. 15 million common shares of the Company that was valued at $0.12 on the transaction date and $25,000 cash payment. This acquisition was recorded as a purchase of Andean. The value of Andean was determined as the consideration paid plus the fair market value of the shares issued and the cash payment. The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the residual balance recorded as goodwill. Because Andean has no proven mineral reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of the acquisition.

Note 12

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life. The geothermal leases are amortized over 10 years.

		Accumulated
	Cost	Amortization	Net
March 2010 – geothermal leases	$1,000,000	$100,000	$900,000
August 2010 – geothermal leases	2,100,000	122,500	1,977,500
	$3,100,000	$222,500	$2,877,500

NOTE 13 - INCOME TAXES

Deferred tax assets:	March 31, 2011
Net operating loss carryforwards	$11.776.425
Gross deferred tax assets	$4,121,749
Valuation allowance	$(4,121,749)
Net deferred tax assets	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of March 31, 2011, the Company has a net operating loss carryforwards of approximately $11,776,425. Net operating loss carryforward expires twenty years from the date the loss was incurred.

Note 14

Subsequent Event

1.

Subsequent to March 31, 2011, the Company entered into a promissory note of $50,000, due on April 27, 2012 at a rate of 12% per annum.

2.

The Company entered into an agreement on April 11, 2011 for airborne magnetic data acquisition and processing. The project cost $72,217 with a standby charge of $1,450 per day. The payment terms are as follows:

Upon execution of agreement and prior to mobilization	$33,822
Upon completion of processing but prior to delivery	16,911
Balance due within 30 days of delivery	21,484

3.

On April 8, 2011, Mr Kevin Pikero was appointed Chief Financial Officer, Chief Accounting Officer and director of the Company.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with a change in accountants reported by the Company on Form 8-K filed with the SEC on July 8, 2011, there were no disagreements of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES.

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

The Company will continually enhance and test its year-end financial close process. Additionally, the Company’s management, under the control of its Chief Financial Officer and its independent financial consultants, will increase its review of its disclosure controls and procedures on an on-going basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every possible misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2011 was effective in the specific areas described in the “Disclosure Controls and Procedures” section above.

Item 9B. Other Information.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	President and Director	56	September 28, 2005
Kevin Pikero	Director	54	April 8, 2011
Brian Cole	Director	55	January 16, 2007

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

Kevin Pikero - Director

Mr. Pikero is a practicing Certified Public Account (CPA) in Reno, Nevada with 33 years of experience in the financial and accounting business. Mr. Pikero currently operates Kevin J. Pikero & Associates, Inc. Certified Publics Accountants in Reno, Nevada providing accounting, tax, and financial services for a select regional clientele of corporations, partnerships, sole proprietors and individuals. Mr. Pikero’s professional history includes employment with Haims & Company – CPA’s, E.F. Hutton Credit Corp., Barclays Business Credit Inc., Truckee River Bank, Bank of America Community Development Bank, and United American Funding Inc.  Mr. Pikero is a graduate of Bentley University of Waltham, MA with a Bachelor of Science degree in Accounting and the University of Bridgeport, Bridgeport, CT with a Masters of Business Administration degree with focus on finance.

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

Involvement in Certain Legal Proceedings

Our directors, executive officer and control persons have not been involved in any of the following events during the past five years:

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Mustang Geothermal Corp., 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada  89503.

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

We believe that the members of our board of directors our capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, and the Company’s recently appointed Chief Financial Officer, Mr. Kevin Pikero.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

ITEM 11.  EXECUTIVE COMPENSATION.

General

The particulars of compensation paid to the following persons:

(a)

Our principal executive officer;

(b)

One of our executive officers who were serving as executive officers at the year ended March 31, 2011; and

(c)

Up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended March 31, 2011, 2010, 2009, 2008, 2007 and 2006, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Bachman President(1)	2011 2010 2009 2008 2007 2006	120,000 120,000 120,000 120,000 120,000 60,000(2)	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil	120,000 120,000 120,000 120,000 120,000 60,000

(1)

Mr. Bachman was appointed our President on September 28, 2005.

(2)

Effective October 1, 2005, we began paying under a management consulting agreement with Mineral Teles Pires Inc., a company controlled by Mr. Bachman.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 is deferred until financing is obtained by our company.  As at the fiscal year ended March 31, 2010, $120,000 in management fees was invoiced from Minera Teles Pires Inc. As at March 31, 2011, the Company owes Minera Teles Pires Inc. $407,579 for unpaid management fees and expenses.

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

Outstanding Equity Awards at Fiscal Year-End

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock.  As of July 05, 2011, no options were issued under our 2007 Stock Option Plan.

During the year ended March 31, 2011, we did not grant any options to purchase shares of our common stock and no stock options were exercised.

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 31, 2011.  Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	80,000	0.24%
Kevin Pikero 235 West Pueblo Reno, NV 89509	Nil	N/A
Brian Cole 3979 Victoria Avenue Vineland, Ontario L0R 2C0 Canada	Nil	N/A
Genoa Energy Resources Ltd 1894 US Highway 50 East, Ste. 4-630 Carson City, NV 89701	15,000,000	45.50%
Dakota Resource Holdings, LLC 1303 Silverbrook Lane Spearfish, SD 57783	6,000,000	18.00%
Minera Cerro El Diablo, Inc. 59 Damonte Ranch Parkway, #209 Reno, NV 89521	5,000,000	15.00%
Minera, Inc. 216 Lemmon Drive, #166 Reno, NV 89506	3,000,000	09.00%
Directors and Executive Officers as a Group	80,000	00.24%

(1)

Based on 33,492,057 shares of common stock issued and outstanding as of March 31, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Equity Compensation Plan Information

This information can be found under Item 5 – “Market for Common Equity and Related Stockholder Matters.”

Changes in Control

Genoa Energy Resources Ltd controls 15,000,000 shares of the Company’s common stock giving it a 45.50% interest in the Company. There have been no changes to the Company’s board other than the resignation of Mr. Gerald Aberle and approval of Mr. Kevin Pikero to join the board as a director of the Company. The number of directors of the Company remains at three.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until our company obtains financing.  As at the fiscal year ended March 31, 2011, $120,000 in management fees was invoiced from Minera Teles Pires Inc.

Director Independence

Our board of directors has determined that Kevin Pikero and Brian Cole are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed PLS, CPA, A Professional Corporationas independent auditors to audit our financial statements for the current fiscal year on June 10, 2011.  The aggregate fees billed by PLS, CPA, A Professional Corporation for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-K for the fiscal year ended March 31, 2011 and 2010 was $30,000.00.

Audit Related Fees

For the fiscal year ended March 31, 2011 and 2010, the aggregate fees billed for assurance and related services by Jewett, Schwartz & Associates, the Company’s previous independent auditors relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $Nil.

Tax Fees

For the fiscal year ended March 31, 2011 and 2010, the aggregate fees billed for tax compliance, by Jewett, Schwartz & Associates were $0 and $22,500, respectively.

All Other Fees

For the fiscal year ended March 31, 2011 and 2010, the aggregate fees billed by Jewett, Schwartz & Associates for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil, respectively.

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

The board of directors has considered the nature and amount of the fees billed by PLS, CPA, A Professional Corporation and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of PLS, CPA, A Professional Corporation.

ITEM 15.  EXHIBITS.

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
(Principal Executive Officer)

Dated: July 14, 2011

/s/ Kevin J. Pikero
By: Kevin J. Pikero
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer), Director

Dated: July 14, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Bachman
By: Richard Bachman
President, Secretary and Director
(Principal Executive Officer)

Dated: July 14, 2011

/s/ Kevin J. Pikero
By: Kevin J. Pikero
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer), Director

Dated: July 14, 2011

/s/ Brian Cole
By: Brian Cole
Director
Dated: July 14, 2011