Form 10-Q
period 2011-06-30
MUSTANG GEOTHERMAL CORP
filed 2011-08-16
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[(Mark One)

   X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

54,492,057 common shares issued and outstanding as of June 30, 2011.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2011, include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$16,652	$43,989
Prepaids	96,645	211,181
Receivables	1,435	703
Total current assets	114,732	255,873

Geothermal Leases, net	2,800,000	2,877,500

Total Assets	$2,914,732	$3,133,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$636,169	$583,345
Due to related party	22,500	22,500
Line of credit	33,131	33,403
Notes payable to related party	455,550	355,550
Convertible notes payable	100,000	100,000

Total current liabilities	1,247,350	1,094,798

Stockholders' Equity
Common stock, $0.001 par value 300,000,000 shares authorized
33,492,057 shares issued and outstanding,	33,492	33,492
Preferred stock, $0.001 par value. 10,000,000 shares authorized.
No shares outstanding and issued.	-	-
Additional paid-in capital	13,781,508	13,781,508
Deficit accumulated during the exploration stage	(12,145,096)	(11,776,425)
Total Comprehensive income	-2,522	-
Total stockholders' equity	1,667,382	2,038,575

Total Liabilities and Stockholders' Equity	$2,914,732	$3,133,373

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended June 30, 2011 and 2010, and

For the period from February 6, 2002 (Date of Inception) to June 30, 2011

			For the Period from
	For the three	For the three	February 2, 2002
	months ended	months ended	(inception) to
	June 30, 2011	Jun 30, 2010	Jun 30, 2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

Depreciation	-	232	2,787
Depreciation – geothermal leases	77,500	25,000	300,000
Management fees	30,776	30,000	636,610
Professional fees	35,344	5,500	472,463
Consulting fees	31,329	-	653,679
Exploration costs	175,018	-	550,105
Interest on loans	7,851	5,073	126,148
Investor relation fees	-	-	415,097
Travel	1,198	20,216	68,196
General and administrative	9,656	6,803	230,250
Recovery of expenses	-	-	(5,575)
Impairment of intangible asset	-	-	7,560,753

Total operating expenses	368,672	92,824	11,010,513

Operating loss	(368,672)	(92,824)	(11,010,513)

OTHER INCOME
Interest income	-	-	10,127
Total other income	-	-	10,127

Net loss from continuing operations	$(368,672)	$(92,824)	$(11,000,386)
			.
DISCONTINUED OPERATIONS
Gain (Loss) from disposal of subsidiary	-	-	(1,899,991)
Gain from disposal of subsidiary	-	-	755,281
Gain (Loss) on discontinued operations	-	-	(1,144,710)

NET INCOME (LOSS)	$(368,672)	$(92,824)	$(12,145,096)

Net loss per share for continuing operations
basic and diluted	$(0.01)	$(0.09)

Net loss per share for discontinued operations
basic and diluted	$-	$(0.09)

Weighted average common shares outstanding	33,492,057	1,022,128
- Basic and diluted

Comprehensive income (loss)
Foreign Currency translation	(2,522)	-	(2,522)

Comprehensive loss	$(371,194)	$(92,824)	$(12,147,618)

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from February 6, 2002 (Date of Inception) to June 30, 2011

	Common Stock
	300,000,000 shares authorized		Additional		Deferred	Accumulated	Total
	Shares	Par Value	Paid-In	Accumulated	Consulting	Comprehensive	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Fees	Losses	Equity

BALANCE, MARCH 31, 2008	422,128	$422	$8,141,578	$(7,950,369)	-	$(512)	$191,119

Shares issued for services	20,000	$20	$119,980	-	-	-	$120,000
Shares issued for services	5,000	$5	$29,995	-	-	-	$30,000
Shares issued for services	20,000	$20	$119,980	-	-	-	$120,000
Shares issued for services	55,000	$55	$109,945	-	-	-	$110,000
Net loss	-	-	-	$(1,404,241)	-	-	$(1,404,241)
Deferred consulting fees	-	-	-	-	$(106,400)	-	$(106,400)
Net change in foreign currency translation	-	-	-	-	-	$(24,715)	$(24,715)
BALANCE, MARCH 31, 2009	522,128	$522	$8,521,478	$(9,354,610)	$(106,400)	(25,227)	$(964,237)

Shares issued for asset	500,000	$500	$999,500	-	-	-	$1,000,000
Currency translation expensed upon sale of subsidiary	-	-	-	-	-	$25,227	$25,227
Net income	-	-	-	$139,492	-	-	$139,492
Deferred consulting fees	-	-	-	-	106,400	-	$106,400
Adjustment for reverse stock split	494,929	$495	$(495)	-	-	-	$-
BALANCE, MARCH 31, 2010	1,517,057	$1,517	$9,520,483	$(9,215,118)	$-	$-	$306,882

Shares issued for asset @ $0.15	14,000,000	$14,000	$2,086,000	-	-	-	$2,100,000
Shares issued for services @ $0.25	100,000	$100	$24,900	-	-	-	$25,000
Shares issued for services @ $0.11	2,800,000	$2,800	$305,200	-	-	-	$308,000
Shares issued for asset @ $0.12	15,000,000	$15,000	$1,785,000	-	-	-	$1,800,000
Shares issued for services @ $0.80	75,000	$75	$59,925	-	-	-	$60,000
Net income	-	-	-	$(2,561,307)	-	-	$(2,561,307)
BALANCE, March 31, 2011	33,492,057	$33,492	$13,781,508	(11,776,425)	$-	$-	$2,038,575

Net change in foreign currency translation						(2,522)	$(2,522)
Net income	-	-	-	$(368,672)	-	-	$(368,672)
BALANCE, June 30, 2011	33,492,057	$33,492	$13,781,508	$(12,145,096)	$-	(2,522)	$1,667,382

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended June 30, 2011 and 2010, and

For the period from February 6, 2002 (Date of Inception) to June 30, 2011

	For the three	For the three	For the Period
	months ended	months ended	from February 6,
	30-Jun-11	30-Jun-10	2002 (inception)
			to June 30, 2011

Net income (loss)	$(368,672)	$(92,824)	$(12,145,096)
Adjustments to reconcile net income to net cash:
(Income) loss from discontinued operations	-	-	1,899,991
Depreciation and amortization	-	232	6,682
Depreciation geothermal leases	77,500	25,000	300,000
Impairment of goodwill	-	-	7,539,285
Shares issued for services	-	-	773,000
Deferred consulting fees	-	-	-
Shares issued for assets	-	-	1,000,000
Changes in current assets and current liabilities:
Accounts receivable	(732)	-	(1,435)
Prepaid expense	114,537	-	(96,645)
Accounts payable	52,824	66,348	636,169
Discontinued operations, net	-	-	(2,281,857)
Net cash used in operating activities	(124,543)	(1,244)	(2,369,906)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	-	-	(755,281)
Purchase of assets	-	-	(25,000)
Purchase of fixed assets	-	-	(2,788)
Option agreement	-	-	(2,500)
Net cash used in investing activities	-	-	(785,569)

Cash Flows From Financing Activities:
Proceeds from purchase of assets	-	-	21,468
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	-	33,403
Proceeds from (repayments of) notes payable	100,000	-	478,050
Proceeds from (repayments of) line of credit	(272)	-	(272)
Convertible notes payable	-	-	100,000
Net cash provided by financing activities	99,728	-	3,174,649

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	-	1,665,773

Net cash flows from continued operations	(24,815)	(1,244)	1,156,321

Net cash flows from discontinued operations	-	-	(1,137,147)

Effect of foreign currency exchange	(2,522)		(2,522)

Cash and Cash Equivalents, Beginning of Period	43,989	73,721	-
Cash and Cash Equivalents, End of Period	$16,652	$72,478	$16,652

Supplemental Disclosure of Noncash Transactions

Common stock issued for assets	$-	$-	$4,900,000

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2011

Note 1

Summary of Significant Accounting Policies

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2011 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2011 annual financial statements.

Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ended March 31, 2012.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Mustang Geothermal Corp. and Andean Geothermic Energy, S.A.C. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2

Nature and Continuance of Operations

Mustang Geothermal Corp., formerly Urex Energy Corp (the “Company”) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to Urex Energy Corp. Additionally on July 22, 2010 the Company changed its name from Urex Energy Corp to Mustang Geothermal Corp reflecting a change in business. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of geothermal properties.  Upon location of a commercial geothermal energy resource, the Company expects to actively prepare the site for the extraction of geothermal energy and the production of renewal electrical power.

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

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has accumulated  a  deficit  of $12,145,096 since inception and,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, which raises  substantial  doubt  about the  Company's  ability to continue as a going  concern.  At June 30, 2011, the Company had a working capital deficiency of $1,132,618.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans as of June 30, 2011.

Note 4    Net Loss Per Share

Basic net loss per share (“EPS”) is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by Accounting Standards Codification  260, "Earnings Per Share". There are no potentially dilutive securities outstanding. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computations.  Fully diluted shares outstanding were 33,492,057 as of June 30, 2011, and there were no stock options and warrants issued.

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

Note 6

Common Stock

On July 22, 2010, Financial Industry Regulatory Authority (FINRA) approved a 200 to 1 reverse stock split of the Company’s common stock, and a name change to Mustang Geothermal Corp.   The pre-split shares were 204,425,600 and the post split amount was 1,517,057 shares.  There was an adjustment of 494,929 shares for the reverse stock split to adjust holdings so that no shareholders have less than 200 common stock of the Company post-split as a result of the split.  As at June 30, 2011, the total issued and outstanding was 33,492,057.

On August 26, 2010, the Company issued 14,000,000 shares at $0.15 per share in exchange for certain geothermal leases.

On November 5, 2010, the Company entered into an agreement and issued 15,000,000 shares at $0.12 per share plus $25,000 to acquire Andean Geothermic Energy SAC.

Non-cash Transactions

On August 26, 2010, the Company issued 14,000,000 common shares at $0.15 per share totalling $2,100,000 for the purchase of the geothermal leases.  On November 5, 2010, the Company issued 15,000,000 shares for the acquisition of its subsidiary, Andean Geothermic Energy SAC.  The Company issued 2,975,000 common shares totaling $393,000 to consultants for consulting services, which is shown under prepaid expenses.

Note 7

Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA.  The Company plans to commence a drilling exploration program as soon as financing is arranged.

Note 8   Geothermal Leases and Properties

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

The Company has a two-year lease to explore for geothermal energy consistent with the concessions it acquired that expires on October 1, 2012.  If the exploratory work is successful, then the Company may choose to apply to convert the concessions into exploitation concessions that have a renewable ten-year term.

Note 8   Geothermal Leases and Properties - Continued

In May 2011, the Company obtained an additional geothermal lease in the State of Nevada through the public lease auction. The lease serial number is NVN089598 and consists of 570 hectares.

Properties in Peru:

Properties	County	Area (Ha)
Banos Del Inca	Arequipa	900
Condoroma	Cusco	900
Ninobamba	Ayacucho	900
Paclla	Arequipa	900
	TOTAL	3,600 Ha

Note 9

Acquisition of Peruvian Subsidiary

On November 5, 2010, the Company acquired 99.99% shares of Andean Geothermic Energy SAC (“Andean”), a Peruvian Corporation that has concessions of four geothermal properties consisting of 3,600 hectares (8,896 acres) in the provinces of Cusco, Ayacucho and Arequipa.  The Company paid 15 million shares of common stock valued at $0.12 per share with a $25,000 cash payment.  The $25,000 cash payment has not been paid as at the date of this report.  This acquisition was recorded as a purchase of Andean.  The value of Andean was determined as the consideration paid plus the fair market value of the shares issued and the cash payment.  The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the residual balance recorded as goodwill.  Because Andean has as of yet no proven geothermal energy reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of the acquisition.

Note 10 Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The geothermal leases are amortized over 10 years.

		Accumulated
	Cost	Amortization	Net
March 2010 - geothermal leases	$1,000,000	$125,000	$875,000
August 2010 - geothermal leases	$2,100,000	$175,000	$1,925,000

Total	$3,100,000	$300,000	$2,800,000

Note 11  Related Party Transactions

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of June 30, 2011, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  During the period ended June 30, 2011, the Company incurred $30,000 in management fees from Minera Teles Pires Inc.  As at June 30, 2011, the Company owed Minera Teles Pires $442,079 for management fees and out of pocket expenses.

Note 12

   Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share.  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of June 30, 2011, this note is outstanding.

Date	Principal	Interest
Aug 15, 2008	$100,000	$14,555

Note 13

   Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 23,279	$ 106,054
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 5,246	$ 24,046
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 27,411	$ 127,411
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 25,808	$ 129,783

Total			$ 305,550	$ 81,744	$ 387,294

The following promissory notes payable are unsecured and bear interest at 12% per annum.

Date	Maturity	Interest rate	Principal	Interest	Total
Mar 25, 2011	Mar 25, 2012	12% per annum	$ 50,000	$ 1,594	$ 51,594
Apr 27, 2011	Apr 27, 2012	12% per annum	$ 50,000	$ 1,052	$ 51,052
Jun 16, 2011	Jun 16, 2012	12% per annum	$ 50,000	$ 230	$ 50,230

Total			$ 150,000	$ 2,876	$ 152,876

As of June 30, 2011, the balance of promissory notes payable amounted to $455,550.

Note 14   Line of Credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000).  The balance of this Line of Credit at June 30, 2011 is $33,131.

Note 15   Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements.  During this period, the Company did not have any material recognizable subsequent events

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Mustang”, and “Urex” mean Mustang Geothermal Corp., formerly Urex Energy Corp., unless otherwise indicated.

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

Our majority-owned subsidiary, United Energy Metals S.A., an Argentina company, of which we own 99.8% of the issued and outstanding capital stock, was sold on February 10, 2010 to Patagonia Resources Ltd.

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

For the three months periods ended June 30, 2011 and June 30, 2010

We did not generate any revenues for the three months ended June 30, 2011 and June 30, 2010.  Our operating activities during these periods consisted primarily of the development of geothermal leases in the State of Nevada and elsewhere and our research into other geothermal properties.

Operating expenses for the three months ended June 30, 2011 were $368,672 compared to $92,824 for the three months ended June 30, 2010.  Operating expenses generally consist of depreciation, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses. Management fees for the three months ended June 30, 2011 were $30,776 compared to $30,000 for the three months ended June 30, 2010.  Professional fees for the three months ended June 30, 2011 were $35,344, compared to $5,500 for the three months ended June 30, 2010, an increase of  $29,744 due to increased professional fees.  Exploration costs for the three ended June 30, 2011 was $175,018 compared to $0 for June 30, 2010, an increase of $175,018. Interest on loans for the three months ended June 30, 2011 was $7,851 compared to $5,073 for the three months ended June 30, 2010. General and administrative expenses for the three months ended June 30, 2011 were $9,656 as compared to $6,803 for the three months ended June 30, 2010.

Our net loss for the three months period ended June 30, 2011 was $368,672 as compared to $92,824 for the three-month period ended June 30, 2010.  This is primarily due to the increase in exploration costs.

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

	2010	2009

Revenues Earned	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Operating Expenses	(210,910)	(886,834)

Net Loss	$(210,910)	$(886,834)

The following is a summary of assets and liabilities of United Energy Metals’ discontinued operations as of March 31, 2010 and March 31, 2009.

	March 31	March 31,
	2010	2009

Assets
Cash	$-	$317
Prepaid expenses	-	1,530
Security deposit	-	10,000
VAT Receivable	-	100,753
Total Assets	$-	$112,600

Liabilities
Accounts Payable	$-	$225,695
Accrued Liabilities	-	5,973
Total Liabilities	$-	$231,668

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had a working capital deficit of $1,132,618.  Our total liabilities, consisting of current liabilities, as of June 30, 2011 were $1,247,350, as compared to total liabilities, consisting of current liabilities, of $834,117 as of June 30, 2010.  The increase in our total liabilities was primarily due to increases in accounts payable and notes payable.  Our total assets as of June 30, 2011 were $2,914,732 as compared to $1,048,175 for the three months ended June 30, 2010.

Cash Flow Used in Operating Activities

Operating activities used cash of $124,543 for the three-month period ended June 30, 2011, compared to using $1,244 for the three month period ended June 30, 2010.  The increase in cash used during the three-month period ended June 30, 2011 was due to the increase in net loss.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $99,728 for the three months period ended June 30, 2011 as compared to generating cash of $0 for the three months period ended June 30, 2010.  The cash generated from financing activities was primarily due to the issuance of  notes payable.

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

Due to the uncertainty of our company’s ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended March 31, 2011, our company’s independent auditors included an explanatory paragraph regarding concerns about our company’s ability to continue as a going concern.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of June 30, 2011 was effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

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

Item 1A.  Risk Factors.

The Company had no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2011 in response to Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

Dated: August 15, 2011

By:  /s/ Richard Bachman

Richard Bachman

President, CEO and Director

(Principal Executive Officer)

Dated: August 15, 2011

By:  /s/ Kevin Pikero

Kevin Pikero

CFO and Director

(Principal Financial Officer)