Form 10-Q/A
period 2011-06-30
MUSTANG GEOTHERMAL CORP
filed 2011-09-14
CIK 1182737

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Mustang Geothermal Corp. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 16, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II  -  OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
(4)	Instruments defining the rights of security holders, including indentures
4.1	2008 Stock Plan, effective October 16, 2008 (incorporated by reference from our registration statement of Form S-8 filed on October 29, 2008)
4.2	Form of Stock Option Agreement (incorporated by reference from our registration statement of Form S-8 filed on October 29, 2008)
4.3	Form of Restricted Share Grant Agreement (incorporated by reference from our registration statement of Form S-8 filed on October 29, 2008)
(10)	Material Contracts
10.1	Consulting Agreement between our company and Minera Teles Pires Inc., dated September 27, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.2	Assignment Agreement between our company and International Mineral Resources Inc., dated September 22, 2005 incorporated by reference from our Current Report on Form 8-K filed on September 29, 2005
10.3

Option Agreement between International Mineral Resources Inc. and United Energy Metals S.A., dated September 21, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
10.9	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008 incorporated by reference from our Annual Report on Form 10-KSB filed on July 15, 2008
10.10	Convertible Note with Four Tong Investments Limited, dated August 19, 2008 incorporated by reference on Form 8-K filed on August 26, 2008
10.11	Share Purchase Agreement with SGI Partners, LLC dated August 4, 2009 incorporated by reference on Form 8-K filed on August 7, 2009
10.12	Share Purchase Agreement with Patagonia dated February 9, 2010 incorporated by reference from our Quarterly Report on Form 10-Q filed February 22, 2010
10.13	Purchase Agreement with Enco Exploration Inc., dated March 23, 2010 incorporated by reference on Form 8-K filed on March 23, 2010
10.14	Purchase Agreement with Minera Inc., dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.15	Purchase Agreement with Dakota Resource Holding LLC, dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.16	Purchase Agreement with Minera Cerro El Diablo Inc., dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.17	Share Purchase Agreement with Genoa Energy Resources Inc. And Andean Geothermic Energy SAC, dated November 5, 2010 incorporated by reference on Form 8-K filed on November 8, 2010
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification of Richard Bachman
31.2*	Section 302 Certification of Kevin Pikero
(32)	Section 1350 Certification
32.1*	Section 906 Certification of Richard Bachman
32.2*	Section 906 Certification of Kevin Pikero
(99)	Additional Exhibits
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

(101)	XBRL
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with original Form 10-Q on August 16, 2011.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG GEOTHERMAL CORP.

Dated: September 14, 2011

By:  /s/ Richard Bachman

Richard Bachman

President, CEO and Director

(Principal Executive Officer)

Dated: September 14, 2011

By:  /s/ Kevin Pikero

Kevin Pikero

CFO and Director

(Principal Financial Officer)

5