Form 10-Q
period 2011-09-30
MUSTANG GEOTHERMAL CORP
filed 2011-11-21
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

33,492,057 common shares issued and outstanding as of September 30, 2011

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2011 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
		(Audited)
ASSETS
Current Assets
Cash	$3,767	$43,989
Prepaids	6,732	211,181
Receivables	1,561	703
Total current assets	12,060	255,873

Geothermal Leases, net	1,872,500	2,877,500

Total Assets	$1,884,560	$3,133,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$697,191	$583,345
Due to related party	22,500	22,500
Line of credit	32,910	33,403
Notes payable to related party	470,550	355,550
Convertible notes payable	100,000	100,000

Total current liabilities	1,323,151	1,094,798

Stockholders' Equity
Common stock, $0.001 par value 300,000,000 shares authorized 33,492,057 shares issued and outstanding,
	33,492	33,492
Preferred stock, $0.001 par value. 10,000,000 shares authorized. No shares outstanding and issued.
	-	-
Additional paid-in capital	13,781,508	13,781,508
Deficit accumulated during the exploration stage	(13,253,042)	(11,776,425)
Total comprehensive income	(549)	-
Total stockholders' equity	561,409	2,038,575

Total Liabilities and Stockholders' Equity	$1,884,560	$3,133,373

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended September 30, 2011 and 2010, and

For the period from February 6, 2002 (Date of Inception) to September 30, 2011

					For the period
					from
	For the three		For the six		Feb 6, 2002
	months ended		months ended		(inception) to
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Depreciation	-	232	-	465	2,787
Depreciation – geothermal leases	69,167	42,500	146,667	67,500	369,167
Management fees	38,806	30,000	69,582	60,000	675,416
Professional fees	22,795	10,851	58,139	16,351	495,258
Consulting fees	14,203	-	45,532	-	667,882
Exploration costs	943,200	35,592	1,118,218	35,592	1,493,306
Interest on loans	9,873	5,129	17,724	10,201	136,021
Investor relation fees	-	-	-	-	415,097
Travel	43	-	1,241	20,216	68,239
General and administrative	9,858	7,490	19,514	14,293	240,108
Recovery of expenses	-	-		-	(5,575)
Impairment of intangible asset	-	-		-	7,560,753

Total operating expenses	1,107,945	131,794	1,476,617	224,618	12,118,459

Operating loss	(1,107,945)	(131,794)	(1,476,617)	(224,618)	(12,118,459)

OTHER INCOME

Interest income	-	-	-	-	10,127
Total other income	-	-	-	-	10,127

Net loss from continuing operations	$(1,107,945)	$(131,794)	$(1,476,617)	$(224,618)	$(12,108,332)
					.
DISCONTINUED OPERATIONS

Gain (Loss) from disposal of subsidiary	-	-	-	-	(1,899,991)
Gain from disposal of subsidiary	-	-	-	-	755,281

Gain (Loss) on discontinued operations	-	-	-	-	(1,144,710)

NET INCOME (LOSS)	$(1,1,07,945)	$(131,794)	$(1,476,617)	$(224,618)	$(13,253,042)

Net loss per share for continuing operations basic and diluted
	$(0.03)	$(0.02)	$(0.04)	$(0.05)	$-

Net loss per share for discontinued operations basic and diluted
	$-	$-	$-	$-	$-

Weighted average common shares outstanding - Basic and diluted	33,492,057	6,995,318	33,492,057	4,271,155	-

Comprehensive income (loss) Foreign currency translation
	1,973	-	(549)	-	(549)

Comprehensive loss	$(1,105,972)	$(131,794)	$(1,477,166)	$(224,618)	$(13,253,591)

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period February 6, 2002 (Date of Inception) to September 30, 2011

	Common Stock
	300,000,000 shares authorized
		Par Value	Additional			Deferred	Accumulated	Total
	Shares Issued	$.001 per share	Paid-In Capital	Accumulated Deficit		Consulting Fees	Comprehensive Losses	Shareholders' Equity

BALANCE, MARCH 31, 2008	422,128	$422	$8,141,578	$(7,950,369)		$-	$(512)	$191,119

Shares issued for services	20,000	$20	$119,980	$-		$-	$-	$120,000
Shares issued for services	5,000	$5	$29,995	$-		$-	$-	$30,000
Shares issued for services	20,000	$20	$119,980	$-		$-	$-	$120,000
Shares issued for services	55,000	$55	$109,945	$-		$-	$-	$110,000
Net loss	-	$-	$-	$(1,404,241)		$-	$-	$(1,404,241)
Deferred consulting fees	-	$-	$-	$-		$(106,400)	$-	$(106,400)
Net change in foreign currency translation	-	$-	$-	$-		$-	$(24,715)	$(24,715)

BALANCE, MARCH 31, 2009	522,128	$522	$8,521,478	$(9,354,610)		$(106,400)	$(25,227)	$(964,237)

Shares issued for asset	500,000	$500	$999,500	$-		$-	$-	$1,000,000
Currency translation expensed upon sale of subsidiary	-	$-	$-	$-		$-	$25,227	$25,227
Net income	-	$-	$-	$139,492	$		$-	$139,492
Deferred consulting fees	-	$-	$-	$-		$106,400	$-	$106,400
Adjustment for reverse stock split	494,929	$495	$(495)	$-		$-	$-	$-

BALANCE, MARCH 31, 2010	1,517,057	$1,517	$9,520,483	(9,215,118)		$-	$-	$306,882

Shares issued for asset @ $0.15	14,000,000	$14,000	$2,086,000	$-		$-	$-	$2,100,000
Shares issued for services @ $0.25	100,000	$100	$24,900	$-		$-	$-	$25,000
Shares issued for services @ $0.11	2,800,000	$2,800	$305,200	$-		$-	$-	$308,000
Shares issued for asset @ $0.12	15,000,000	$15,000	$1,785,000	$-		$-	$-	$1,800,000
Shares issued for services @ $0.80	75,000	$75	$59,925	$-		$-	$-	$60,000
Net income	-	$-	$-	$(2,561,307)		$-	$-	$(2,561,307)

BALANCE, March 31, 2011	33,492,057	$33,492	$13,781,508	$(11,776,425)		$-	$-	$2,038,575

Change in foreign currency translation	-	$-	$-	$-		$-	$(549)	$(549)
Net income	-	$-	$-	$(1,476,617)		$-	$-	$(1,476,617)

BALANCE, September 30, 2011	33,492,057	$33,492	$13,781,508	$(13,253,042)		$-	$(549)	$561,409

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2011 and 2010, and

For the period February 6, 2002 (Date of Inception) to September 30, 2011

			For the Period
	For the six	For the six	from February 6,
	months ended	months ended	2002 (inception)
	Sep 30, 2011	Sep 30, 2010	to Sep 30, 2011

Net income (loss)	$(1,476,617)	$(224,618)	$(13,253,042)
Adjustments to reconcile net income to net cash:
(Income) loss from discontinued operations	-	-	1,899,991
Depreciation and amortization	-	465	6,682
Depreciation geothermal leases	146,667	67,500	369,167
Impairment of goodwill	-	-	7,539,285
Shares issued for services	-	-	773,000
Deferred consulting fees	-	-	-
Shares issued for assets	-	-	1,000,000
Geothermal lease write off	858,333	-	858,333
Changes in current assets and current liabilities:
Accounts receivable	(858)	-	(1,561)
Prepaid expense	204,449	-	(6,732)
Accounts payable	113,846	90,782	697,191
Discontinued operations, net	-	-	(2,281,857)

Net cash used in operating activities	(154,180)	(65,871)	(2,399,543)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	-	-	(755,281)
Purchase of assets	-	-	(25,000)
Purchase of fixed assets	-	-	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	-	-	(785,569)

Cash Flows From Financing Activities:
Proceeds from purchase of assets	-	-	21,468
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	-	33,403
Proceeds from (repayments of) notes payable	115,000	-	493,050
Proceeds from (repayments of) line of credit	(493)	-	(493)
Convertible notes payable	-	-	100,000

Net cash provided by financing activities	114,507	-	3,189,428

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	-	1,665,773

Net cash flows from continued operations	(39,673)	(65,871)	1,141,463

Net cash flows from discontinued operations	-	-	(1,137,147)

Effect of foreign currency exchange	(549)	-	(549)

Cash and Cash Equivalents, Beginning of Period	43,989	73,721	-

Cash and Cash Equivalents, End of Period	$3,767	$7,850	$3,767

Supplemental Disclosure of Noncash Transactions
Common stock issued for assets	$-	$(2,100,000)	$(4,900,000)

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2011

Note 1

Summary of Significant Accounting Policies

Interim Reporting

While the information presented in the accompanying interim three months and six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2011 annual financial statements.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2011 annual financial statements.

Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ended March 31, 2012.

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

The Company entered into an agreement with Enco Explorations Inc. on March 18, 2010 to purchase certain Geothermal Leases in exchange for 100,000,000 shares (500,000 shares post reverse split) of the Company’s common stock, which was valued at $0.01 on the transaction date. On September 1, 2011, the Company has decided not to continue with these geothermal properties due to negative test results.  Consequently, the Company has terminated these geothermal leases.

Effective July 22, 2010, the Financial Industry Regulatory Authority, Inc. or FINRA, approved the Company’s name change from Urex Energy Corp to Mustang Geothermal Corp. and a reverse stock split of 200 to 1.

On August 26, 2010, the Company entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.15 on the transaction date.

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Cusco, Ayacuho and Arequipa in country of Peru.

On May 1, 2011 the United States Department of the Interior – Bureau of Land Management granted the Company title to geothermal lease N-089598 which was obtained through the competitive bid process.  The lease is located in Washoe County, Nevada and consists of an area of 1,409 acres.

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has  accumulated  a  deficit  of $13,253,042 since inception and,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, which raises substantial  doubt  about the  Company's  ability to continue as a going  concern.  At September 30, 2011, the Company had a working capital deficiency of $1,311,091.  Its ability to continue as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These financial statements do not include  any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans as of September 30, 2011.

Note 4

Net Loss Per Share

Basic net loss per share (“EPS”) is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by Accounting Standards Codification  260, "Earnings Per Share". There are no potentially dilutive securities outstanding. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computations.  Fully diluted shares outstanding were 33,492,057 as of September 30, 2011, and there were no stock options and warrants issued.

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

Note 6

Common Stock

On July 22, 2010, Financial Industry Regulatory Authority (FINRA) approved a 200 to 1 reverse stock split of the Company’s common stock, and a name change to Mustang Geothermal Corp.   The pre-split shares were 204,425,600 and the post split amount was 1,517,057 shares.  There was an adjustment of 494,929 shares for the reverse stock split to adjust holdings so that no shareholders have less than 200 common stock of the Company post-split as a result of the split.  As at September 30, 2011, the total issued and outstanding was 33,492,057.

On August 26, 2010, the Company issued 14,000,000 shares at $0.15 per share in exchange for certain geothermal leases.

On November 5, 2010, the Company entered into an agreement and issued 15,000,000 shares at $0.12 per share plus $25,000 to acquire Andean Geothermic Energy SAC.

Non-cash Transactions

On August 26, 2010, the Company issued 14,000,000 common shares at $0.15 per share totaling $2,100,000 for the purchase of the geothermal leases.  On November 5, 2010, the Company issued 15,000,000 shares for the acquisition of its subsidiary, Andean Geothermic Energy SAC.  The Company issued 2,975,000 common shares totaling $393,000 to consultants for consulting services, which is shown under prepaid expenses.

Note 7

Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA. As at September 1, 2011, the Company has decided not to maintain the lease fees and therefore will no longer own these mining claims.

Note 8   Geothermal Leases and Properties

On March 18, 2010, the Company acquired 100% interest of three geothermal leases located in the State of Nevada.  These leases were purchased from ENCO Explorations, Inc. in exchange for 100,000,000 shares of Company’s common stock, which was valued at $0.01 on the date of the transaction.  The initial lease tenure is 10 years and is renewable up to 40 years, providing that geothermal production has been realized in the initial term.  The annual lease payment is $3/acre for the first 10 years, approximately $16,386 for the 5462 acres noted here.  The Leasing Act states that future electrical production sold from the leases would attract a gross royalty of 1.75% for the first ten years of lease and 3.50% for the remaining term of the lease.  As at September 1, 2011, the Company has decided not to continue with these geothermal properties due to negative test results.  Consequently, the Company has terminated these geothermal leases.  During the quarter, the Company wrote off the remaining $858,333 from the original $1,000,000 valued price.

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

In May 2011, the Company obtained an additional geothermal lease in the State of Nevada through the public lease auction.  The lease serial number is NVN089598, Washoe County, and consists of 1,409 acres (570 hectares).

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

Note 10

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The geothermal leases are amortized over 10 years.

		Accumulated
	Cost	Amortization	Net
March 2010 - geothermal leases	$1,000,000	$141,667	$858,333
August 2010 - geothermal leases	$2,100,000	$227,500	$1,872,500

Sub -total	$3,100,000	$369,167	$2,730,833

Terminated geothermal leases	$(1,000,000)	$(141,667)	$(858,333)

Total	$2,100,000	$227,500	$1,872,500

On September 1, 2011, the Company has terminated the geothermal leases purchased in March 2010 due to negative test results. $858,333 was written off.

Note 11

Related Party Transactions

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of September 30, 2011, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  During the period ended September 30, 2011, the Company incurred $30,000 in management fees from Minera Teles Pires Inc.  As at September 30, 2011, the Company owed Minera Teles Pires $476,579 for management fees and out of pocket expenses.

Note 12

Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share ($20.00 per share after adjustment due to 200 to 1 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of September 30, 2011, this note is outstanding.

Date	Principal	Interest
Aug 15, 2008	$100,000	$15,833

Note 13

Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$24,322	$107,097
Dec 01, 2005	On demand	5% per annum	$18,800	$5,483	$24,283
Jan 06, 2006	On demand	5% per annum	$100,000	$28,671	$128,671
Jul 14, 2006	On demand	5% per annum	$103,975	$27,119	$131,094

Total			$305,550	$85,595	$391,145

The following promissory notes payable are unsecured and bear interest at 12% per annum.

Date	Maturity	Interest rate	Principal	Interest	Total
Mar 25, 2011	Mar 25, 2012	12% per annum	$50,000	$3,107	$53,107
Apr 27, 2011	Apr 27, 2012	12% per annum	$50,000	$2,564	$52,564
Jun 16, 2011	Jun 16, 2012	12% per annum	$50,000	$1,743	$51,743
Aug 19, 2011	Aug 19, 2012	12% per annum	$15,000	$207	$15,207

Total			$165,000	$7,621	$172,621

As of September 30, 2011, the balance of promissory notes payable amounted to $470,550.

Note 14

Line of Credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000).  The balance of this Line of Credit at September 30, 2011 is $32,910.

Note 15

Subsequent Events

Subsequent to September 30, 2011, the Company entered into a promissory note payable for the amount of $15,000. The note bears a 12% interest per annum and is due on or before October 16, 2012.

On November 1, 2011, the Company issued 1,000,000 common stock for consulting services valued at $37,500.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Urex” and “the Company” mean Mustang Geothermal Corp., formerly Urex Energy Corp., unless otherwise indicated.

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

The Company on August 26, 2010 entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.15 on the transaction date.

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

Our Current Business

Since inception, we have been primarily engaged in the acquisition and exploration of uranium and geothermal properties, but have not yet realized any revenues from our planned operations. Our operations and prospects have undergone changes since our last report to the Commission.

Previously, we reported one uranium prospect, the La Jara Mesa Property located in the Grants Mining District in Cibola County, New Mexico. This property consisted of 137 unpatented mining claims of approximately 2,740 acres through staking. We acquired 100% of the interest in the property in 2005. However, as of September 1, 2011, we determined to not continue maintaining the lease fees resulting in our abandonment of this property.

On March 18, 2010, we acquired 100% interest of three geothermal leases located in the State of Nevada.  These leases were purchased from ENCO Explorations, Inc. in exchange for 100,000,000 shares of Company’s common stock (post split, 500,000 shares), which was valued at $0.01 on the date of the transaction.  The initial lease tenure was 10 years and contained options to renew for up to 40 years, providing that geothermal production has been realized in the initial term.  The Company obligated itself to annual lease payments of $3/acre for the first 10 years, approximately $16,386 for the 5462 acres leased. As at September 1, 2011, the Company decided not to continue with these geothermal properties due to negative test results.  Consequently, the Company has terminated these geothermal leases.

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

The Company on August 26, 2010 entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totalling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.15 on the transaction date.

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

Moon Rocks, Reese River, Warm Springs, and Hawthorne - Nevada ($USD)

Salaries & Wages	$45,000
Consulting and Technical Services	$540,000
Surface work	$150,000
Environmental	$30,000
Property Costs	$60,000
Administrative & General	$45,000
Machinery expense	$210,000
TOTAL	$1,080,000

Peru Project ($USD)

Salaries & Wages	$30,000
Consulting and Technical Services	$540,000
Surface work	$150,000
Environmental	$30,000
Property Costs	$30,000
Administrative & General	$45,000
Machinery expense	$150,000
TOTAL	$975,000

We anticipate incurring the following costs during the next twelve month period: $1,080,000 on consulting and technical service fees; $75,000 on salaries and wages; $360,000 on machinery costs; $90,000 on property expenses; $60,000 on environmental expenses; $90,000 on other administrative expenses; and an additional $300,000 in surface work and drilling.  As a result, we anticipate that we will incur approximately $2,055,000 in operating expenses during the next twelve-month period.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve-month period total $2,055,000.  Our current working capital will likely not be sufficient to cover our estimated capital requirements during the next twelve-month period; however, we will be required to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

Exploration and Development Costs

Our proposed work program recommendations are within the proposed budget of $2,055,000:

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

During the next twelve-month period, we plan to put all exploration activities on hold.  Given the current difficult financial and economic environment the Company is considering alternatives to conventional financing due to limited availability of financing at desirable terms.

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

For the three and six month periods ended September 30, 2011 and September 30, 2010

We did not generate any revenues for the six months ended September 30, 2011 and September 30, 2010.  Our operating activities during these periods consisted primarily of the acquisitions of geothermal leases in the State of Nevada and our research into other geothermal properties.

Operating expenses for the three month period ended September 30, 2011 were $1,107,945 compared to $131,794 for the three months ended September 30, 2010. Operating expenses for the six months ended September 30, 2011 were $1,476,617 compared to $224,618 for the six months ended September 30, 2010. Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses. The increases in operating expenses were primarily due to the increase in exploration costs in 2011. Exploration costs were $943,200 for the three months ended September 30, 2011 compared to $35,592 for the three months ended September 30, 2010, an increase of $907,608, and $1,118,218 for the six months ended September 30, 2011 compared to $35,592 for the six months ended September 30, 2010, an increase of $1,082,626.

Our net loss for the three months period ended September 30, 2011, was $1,107,945 as compared to $131,794 for the three month period ended September 30, 2010, and $1,476,617 for the six months ended September 30, 2011 as compared to $224,618 for the six months ended September 30, 2010.  The increase in the losses is attributable to the increase in exploration costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had a working capital deficit of $1,311,091.  Our total liabilities, consisting of current liabilities, as of September 30, 2011 were $1,323,151, as compared to total liabilities, consisting of current liabilities, of $1,094798 as of March 31, 2011.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, and notes payable.  Our total assets as of September 30, 2011 were $1,884,560, as compared to total assets of $3,133,373 as of March 31, 2011. This decrease in total assets was due to the decision of the Company to abandon the La Jara Mesa Property located in the Grants Mining District in Cibola County, New Mexico, and the three geothermal leases located in the State of Nevada purchased from ENCO Explorations, Inc.

Cash Flow Used in Operating Activities

Operating activities used cash of $154,180 for the six-month period ended September 30, 2011, compared to using $65,871 for the six month period ended September 30, 2010.  The increase in cash used during the six-month period ended September 30, 2011 was due to increase in the net loss and the decision to write off the two project properties noted above and increase in prepaid expense.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $114,507 for the six months period ended September 30, 2011 as compared to generating cash of $0 for the six months period ended September 30, 2010. The cash generated from financing activities was from the issuance of notes payable and line of credit.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our majority-owned subsidiary, Andean Geothermic Energy, S.A.C.  All significant intercompany accounts and transactions have been eliminated.

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

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial intrustments.

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

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. The Company notes that it recently appointed, on or about April 8, 2011, Mr. Kevin J. Pikero as Chief Financial Officer and Principal Accounting Officer. Mr. Pikero is a licensed Certified Public Accountant with 33 years of accounting experience and provides accounting oversight and compliance for the Company. In addition, the Company changed its independent auditing firm and is evaluating and assessing its internal controls and procedures regarding it’s financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an ongoing basis.

The Company will continually enhance and test its financial close process. Additionally, the Company’s management, under the control of its Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

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

Management assessed the effectiveness of our internal control over financial reporting as of the period covered by this report. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of September 30, 2011 was effective in the specific areas described in the “Disclosure Controls and Procedures” section above.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $1,476,617 for the six months period ended September 30, 2011, and cumulative net losses of $13,253,042 from inception to February 6, 2002.  As of September 30, 2011 we had a working capital deficit of $1,311,091.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to September 30, 2011, we have incurred aggregate net losses of approximately $13,253,042. Our net loss from operations for the six months period ended September 30, 2011 was $1,476,617.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

_________________________

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

Date: November 17, 2011