Form 10-Q/A
period 2010-12-31
MUSTANG GEOTHERMAL CORP
filed 2012-02-03
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

Amendment No. 3

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

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$6,068	$73,721
Prepaids	333,000	-
Total current assets	339,068	73,721

Geothermal Leases	2,955,000	1,000,000
Property and equipment	232	929

Total Assets	$3,294,300	$1,074,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$415,684	$268,838
Line of credit	17,676	-
Accrued interest	86,210	70,880
Due to related party	22,500	22,500
Note payable to related party	405,550	405,500

Total current liabilities	947,620	767,768

Total liabilities	947,620	767,768

Stockholders' Equity (Deficit)
Common stock, $0.001 par value 300,000,000 shares authorized 33,417,057 and 1,022,028 shares issued and outstanding, respectively	33,417	1,022
Additional paid-in capital	13,721,583	9,520,978
Deficit accumulated during the exploration stage	(11,408,320)	(9,215,118)
Total stockholders' equity (deficit )	2,346,680	306,882

Total Liabilities and Stockholders' Equity (Deficit)	$3,294,300	$1,074,650

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended December 31, 2010 and 2009 and

For the period from February 6, 2002 (Date of Inception) to December 31, 2010

					For the Period from
	For the three		For the nine		February 2, 2002
	months ended		months ended		(inception) to
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2010	Dec 31, 2009	Dec 31, 2010
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	232	233	697	698	2,554
Depreciation – geothermal leases	77,500	-	145,000	-	145,000
Management fees	38,778	30,000	98,778	90,000	563,778
Professional fees	10,658	7,000	27,009	18,500	399,325
Consulting fees	16,988	30,000	16,988	100,000	605,158
Exploration costs	6,501	598	42,093	19,778	219,747
Interest on loans	5,129	11,591	15,330	32,701	113,182
Investor relation fees	-	-	-	50,000	415,097
Travel	-	-	20,216	6,205	66,938
General and administrative	9,267	6,060	23,559	17,282	209,247
Recovery of expenses	-	-	-	(4,402)	(5,575)
Impairment of intangible asset	1,803,532	-	1,803,532	-	7,539,285

Total operating expenses	1,968,585	85,482	2,193,202	330,762	10,273,736

Operating loss	(1,968,585)	(85,482)	(2,193,202)	(330,762)	(10,273,736)

OTHER INCOME

Interest income	-	-	-	-	10,126
Total other income	-	-	-	-	10,126

Net loss from continuing operations	$(1,968,585)	$(85,482)	$(2,193,202)	$(330,762)	$(10,263,610)

DISCONTINUED OPERATIONS

Gain (Loss) from disposal of subsidiary	-	31,142	-	(210,910)	(1,144,710)

NET INCOME (LOSS)	$(1,968,585)	$(54,340)	$(2,193,202)	$(541,672)	$(11,408,320)

Net loss per share for continuing operations – basic and diluted	$ (0.07)	$ (0.16)	$ (0.18)	$ (0.63)

Net loss per share for discontinued operations – basic and diluted	$ -	$ 0.06	$ -	$ (0.40)

Weighted average common shares outstanding - Basic and diluted	27,364,883	522,128	11,952,330	522,128

See accompanying notes to the financial statements.

MUSTANG GEOTHERMAL CORP

Formerly UREX ENERGY CORP

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from February 6, 2002 (Date of Inception) to December 31, 2010

	Common Stock
	300,000,000 shares authorized		Additional		Deferred	Accumulated	Total
	Shares	Par Value	Paid-In	Accumulated	Consulting	Comprehensive	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Fees	Losses	Equity

BALANCE, MARCH 31, 2008	422,128	$ 422	8,141,578	$ (7,950,369)	$ -	$ (512)	$ 191,119

Shares issued for services	20,000	20	119,980	-	-	-	120,000
Shares issued for services	5,000	5	29,995	-	-	-	30,000
Shares issued for services	20,000	20	119,980	-	-	-	120,000
Shares issued for services	55,000	55	109,945	-	-	-	110,000
Net loss	-	-	-	(1,404,241)	-	-	(1,404,241)
Deferred consulting fees	-	-	-	-	(106,400)	-	(106,400)
Net change in foreign currency translation	-	-	-	-	-	(24,715)	(24,715)

BALANCE, MARCH 31, 2009	522,128	522	8,521,478	(9,354,610)	(106,400)	(25,227)	(964,237)

Shares issued for asset	500,000	500	999,500	-	-	-	1,000,000
Currency translation expensed upon sale of subsidiary	-	-	-	-	-	25,227	25,227
Net income	-	-	-	139,492	-	-	139,492
Deferred consulting fees	-	-	-	-	106,400	-	106,400
Adjustment for reverse stock split	494,929	495	(495)	-	-	-	-

BALANCE, MARCH 31, 2010	1,517,057	1,517	9,520,483	(9,215,118)	-	-	306,882

BALANCE, MARCH 31, 2010	1,517,057	1,517	9,520,483	(9,215,118)	-	-	306,882

Shares issued for asset @ $0.15	14,000,000	14,000	2,086,000	-	-	-	2,100,000
Shares issued for services @ $0.25	100,000	100	24,900	-	-	-	25,000
Shares issued for services @ $0.11	2,800,000	2,800	305,200	-	-	-	308,000
Shares issued for asset @ $0.12	15,000,000	15,000	1,785,000	-	-	-	1,800,000
Net income	-	-	-	(2,193,202)	-	-	(2,193,202)

BALANCE, DECEMBER 31, 2010	33,417,057	$ 30,417	$13,721,583	$(11,408,320)	$ -	$ -	$ 2,346,680

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

Common Stock (continued)

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

At the end of the period covered by this report, an investigation & evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Mr. Richard Bachman and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards.

Specifically, we investigated and reviewed our internal communications protocols with an emphasis on examining how the financial data subject to our reporting obligations is accumulated and communicated amongst our management, including our Principal Executive Officer and other persons carrying on similar review functions for the Company, our inside accounting personnel, our independent auditor and our legal counsel.

Our review included meeting and conferring with our independent auditor, our inside accounting personnel and legal counsel to identify the work flow of how information is generated, processed and distributed amongst all parties and to management for inclusion into our filings with the SEC.  The Company examined how information was generated; how the information was communicated amongst management and the Company’s inside accounting personnel; how the information was then communicated to its independent auditor; and finally how the information was confirmed to management and legal counsel prior to reporting with the Commission.

Our review indicated that our telephonic communications amongst management, our inside accounting personnel and independent auditor, was often not made part of follow up written confirmations amongst all concerned Company counterparts in order to identify, accumulate and effectively communicate financial information for inclusion into our SEC filings. In this manner, our financial information was not effectively accumulated and communicated to our management to allow for timely informed decisions to be made for disclosure.  Further, this led to an inability to identify and prompt for our review financial data that was not systematically confirmed to allow timely decisions concerning required disclosures.

We determined after a further review of our disclosure controls and procedures, and the above noted deficiencies, that the identified deficiencies were “material weaknesses.”

To address these material weaknesses, the Company is actively developing a communications work flow between management and its inside accounting personnel including establishing date specific deadlines in which management communicates in writing with its inside accounting personnel relevant facts and documents necessary for generating internal accounting recordkeeping that is accurate and necessary for timely reporting to the Commission. Additionally, the Company is developing communication requirements such that once the Company’s internal accounting recordkeeping is finalized, it is communicated in writing amongst management, inside accounting personnel and the Company’s independent auditor. Further, any and all communications related to the processed internal accounting recordkeeping conveyed to our independent auditor, must be followed up in a confirmed writing to all concerned, including management, our inside accountant and our independent auditor. The Company believes that development and implementation of this work flow will address the above noted material weaknesses because it will insure that all relevant parties, including management, our inside accounting personnel and our independent auditor, will have confirmed in writing that the information accumulated and communicated is accurate in order to timely report same consistent with the Company’s reporting obligations to the Commission.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. The Company notes that after the period covered by this Form 10-Q for the period ending December 31, 2010, it appointed Mr. Kevin J. Pikero as Chief Financial Officer and Principal Accounting Officer. Mr. Pikero is a licensed Certified Public Accountant with 33 years of accounting experience and provides accounting oversight and compliance for the Company. In addition, the Company changed its independent auditing firm and retained an independent financial consultant under an agreement for the next three months with expertise in accounting and accounting reporting compliance for public companies, who will independently evaluate and assess internal controls and procedures regarding the Company’s financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an ongoing basis.

The Company will continually enhance and test its year-end financial close process. Additionally, the Company’s management, under the control of Mr. Richard Bachman and other persons carrying out similar functions for the Company, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

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

Date:    February 3, 2012