Form 10-K/A
period 2011-03-31
MUSTANG GEOTHERMAL CORP
filed 2012-02-06
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment 1

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

From inception through to March 31, 2011, we have incurred aggregate losses of approximately $11,754,957. Our loss from continuing operations for the fiscal year ended March 31, 2011 was $2,539,839.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

RESULTS OF OPERATIONS

As at March 31, 2011, we had working capital of $182,152.  Our financial statements report a net loss of $2,539,839 for the fiscal year ended March 31, 2011 as compared to a net income of $139,492 for the fiscal year ended March 31, 2010.  Our accumulated losses for the period from February 6, 2002, our date of inception, to March 31, 2011 was $11,754,957.

Our total liabilities as of March 31, 2011 were $1,073,330, as compared to total liabilities of $767,768 as at March 31, 2010.  The change was due primarily to increases in accounts payable and accrued liabilities.

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

The following financial statements are filed as part of this annual report:

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mustang Geothermal Corp.

(Formerly Urex Energy Corp.)

We have audited the accompanying consolidated balance sheet of Mustang Geothermal Corp. (formerly Urex Energy Corp.) and subsidiary (the “Company”) as of March 31, 2011 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended and for the period from February 6, 2002 (inception) through March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company as of March 31, 2010 were audited by another auditor, who issued an unqualified opinion with a going concern clause on July 14, 2010. The predecessor auditor has since ceased operations.

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

The financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

July 14, 2011

San Diego, CA, 92111

Registered with the Public Company Accounting Oversight Board

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

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $11,738,917  since inception,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, raising substantial  doubt  about the  Company's  ability to continue as a going  concern.  At March 31, 2011, the Company had a working capital deficiency of $823,917.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include  any  adjustments  to the  amounts and classification  of assets and liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Mineral Property Costs

The Company has been in the exploration stage since its formation on May 13, 2005 and has not yet realized any revenues from its planned operations.  All exploration expenditures are expensed as incurred.  Costs of acquisition and option costs of mineral rights are capitalized upon acquisition.   Mine development  costs incurred to develop new ore deposits,  to expand the capacity of  mines,  or to  develop  mine  areas  substantially  in  advance  of  current production are also capitalized once proven and probable  reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.

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

Note 2

Summary of Significant Accounting Policies - (cont'd)

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

Note 4

Geothermal Leases (continued)

Lease Serial Number	County	Acres
NVN 88490	Lander	3660
NVN 88475	Mineral	4420
NVN 88494	Nye	1720
	TOTAL	9800 Acres

On November 5, 2010, the Company acquired 99.99% shares of Andean Geothermic Energy SAC, a Peruvian Corporation that has concessions to four geothermal properties consisting of 3,600 hectares (8896 acres) in the provinces of Puno and Arequipa. The Company paid 15 million shares of common stock valued at $0.12 per share with a $25,000 cash payment. The $25,000 cash payment has not been paid as at the date of this report.

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

Note 5

Acquisition of Peruvian Subsidiary (continued)

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

Date	Principal	Interest
August 15, 2008	$100,000	$13,292

Note 9

  Promissory Notes Payable

As of March 31, 2011, the promissory notes are consisted as following:

Issue date	Maturity	Interest rate	Principal	Interest	Total
November 15, 2005	On demand	5% per annum	$82,775	$22,247	$105,022
December 1, 2005	On demand	5% per annum	$18,800	$5,012	$23,812
January 6, 2006	On demand	5% per annum	$100,000	$26,164	$126,164
July 14, 2006	On demand	5% per annum	$103,975	$24,512	$128,487
March 5, 2011	On demand	12% per annum	$50,000	$99	$50,099
Total			$355,550	$78,034	$433,584

As of March 31, 2010, the promissory notes are consisted as following:

Issue date	Maturity	Interest rate	Principal	Interest	Total
November 15, 2005	On demand	5% per annum	$82,775	$18,108	$100,883
December 1, 2005	On demand	5% per annum	$18,800	$4,072	$22,872
January 6, 2006	On demand	5% per annum	$100,000	$21,164	$121,164
July 14, 2006	On demand	5% per annum	$103,975	$19,314	$123,289

Total			$305,550	$62,658	$368,208

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

During the year ended March 31, 2011, the Company issued 14,000,000 common shares at $0.15 per share totaling $2,100,000 for the purchase of the geothermal leases.  The Company issued 15,000,000 shares for the acquisition of its subsidiary, Andean Geothermic Energy SAC.  The Company issued 2,975,000 common shares totaling $370,500 to consultants for consulting services.

As of March 31, 2011, there were outstanding 33,492,057 shares of common stock. For the year ended  March 31, 2010, there were outstanding 204,425,600 shares of common stock.

Note 10

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

Note 11

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The geothermal leases are amortized over 10 years.

			Accumulated
		Cost	Amortization	Net
March 2010 – geothermal leases	$1,000,000	$100,000	$900,000	$-
August 2010 – geothermal leases	2,100,000	122,500	1,977,500	-
		$3,100,000	$222,500	$$2,877,500

Note 12     Subsequent Event

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

3.

On April 8, 2011, Mr Kevin Pikero was appointed Chief Financial Officer, Chief Accounting Officer and director of the Company.

PROVIDED BELOW IS A COPY OF THE ACCOUNTANT’S REPORT ISSUED BY JEWETT, SCHWARTZ, WOLFE & ASSOCIATES (“JSW”), OUR FORMER INDEPENDENT PUBLIC ACCOUNTANTS, IN CONNECTION WITH THE FILING OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2010. THIS AUDIT REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT AND HAS NOT BEEN REISSUED BY JSW IN CONNECTION WITH THE FILING OF THIS AMENDED ANNUAL REPORT ON FORM 10-K/A. JSW HAS NOT PROVIDED ITS CONSENT TO THE USE OF ITS REPORT IN THIS FILING. ACCORDINGLY, INVESTORS MAY NOT BE ABLE TO BRING AN ACTION AGAINST JSW PURSUANT TO THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 WITH RESPECT TO SUCH REPORT OR WITH RESPECT TO THIS ANNUAL REPORT AND, THEREFORE, ANY RECOVERY FROM JSW MAY BE LIMITED. THE FOREGOING LIMITATIONS RESPECTING JSW IN NO WAY LIMITS INVESTORS’ RIGHT OF ACTION AGAINST OR RECOVERY FROM THE COMPANY.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

July 14, 2010

Except for Note 10, which is dated February 23, 2011.

UREX ENERGY CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2010	2009

ASSETS
Current Assets
Cash	$73,721	$1,975
Assets held for sale	-	112,600
Total current assets	73,721	114,575

Geothermal Leases	1,000,000	-
Property and equipment	929	1,859

Total Assets	$1,074,650	$116,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$339,718	$257,805
Line of credit	-	28,147
Note payable to related party	22,500	22,500
Notes payable	305,550	440,550
Liabilities held for sale	-	231,668

Total current liabilities	667,768	980,670

Long term debt	100,000	100,000

Total liabilities	767,768	1,080,670

Commitments and contingencies

Stockholders' Equity (Deficit)
Common stock, $.001 par value 300,000,000 shares authorized
204,425,600 and 104,425,600 shares issued and outstanding
as of March 31, 2010 and 2009, respectively	204,426	104,426
Additional paid-in capital	9,317,574	8,417,574
Deficit accumulated during the exploration stage	(9,215,118)	(9,354,609)
Accumulated comprehensive losses	-	(25,227)
Deferred consulting fees	-	(106,400)
Total stockholders' equity (deficit)	306,882	(964,236)

Total Liabilities and Stockholders' Equity (Deficit)	$1,074,650	$116,434

UREX ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the year ended March 31, 2010 and 2009, and
For the period from February 6, 2002 ( Date of Inception) to March 31, 2010
(Unaudited)

			For the Period
	For the year ended		from February 6,
	March 31,		2002 (inception)
	2010	2009	to March 31, 2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

Depreciation	929	929	1,858
Management fees	120,000	144,147	465,000
Professional fees	43,500	95,348	372,316
Consulting fees	106,400	273,600	588,170
Exploration costs	19,778	802,942	177,654
Interest on loans	40,172	20,966	97,851
Investor relation fees	50,000	-	415,097
Travel	6,205	-	46,722
General and administrative	23,470	66,533	185,688
Recovery of expenses	(5,575)	-	(5,575)
Impairment of intangible asset	-	-	5,735,753

Total operating expenses	404,879	1,404,465	8,080,534

Loss from continuing operations	(404,879)	(1,404,465)	(8,080,534)

OTHER INCOME

Interest income	-	224	10,126
Total other income	-	224	10,126

Net loss from continuing operations	$(404,879)	$(1,404,241)	$(8,070,408)

DISCONTINUED OPERATIONS

Loss from discontinued operations	$(210,910)	$(886,834)	$(1,899,991)
Gain from disposal of subsidiary	755,281	-	755,281

Gain (Loss) on discontinued operations	$544,371	$(886,834)	$(1,144,710)

NET INCOME (LOSS)	$139,492	$(2,291,075)	$(9,215,118)

Weighted average common shares outstanding -
Basic and diluted	107,987,244	89,077,655

Net loss per share - basic and diluted	$(0.02)	$(0.01)

UREX ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period February 6, 2002 (Date of Inception) to March 31, 2010

	Common Stock
	300,000,000 shares authorized
	Shares	Par Value $.001 per	Additional Paid-in	Accumulated	Deferred Consulting	Accumulated Comprehensive	Total Shareholders'
	Issued	share	Capital	Deficit	Fees	losses	Equity

BALANCE, MARCH 31, 2008	84,425,600	$ 84,426	$8,057,574	$(7,950,369)	$ -	$ (512)	$ 191,119

Shares issued for services @ $0.03	4,000,000	4,000	116,000	-	-	-	120,000
Shares issued for services @ $0.03	1,000,000	1,000	29,000	-	-	-	30,000
Shares issued for services @ $0.03	4,000,000	4,000	116,000	-	-	-	120,000
Shares issued for services @ $0.01	11,000,000	11,000	99,000	-	-	-	110,000
Net loss	-	-	-	(1,404,241)	-	-	(1,404,241)
Deferred consulting fees	-	-	-	-	(106,400)	-	(106,400)
Net change in foreign currency translation	-	-	-	-	-	(24,715)	(24,715)

BALANCE, MARCH 31, 2009	104,425,600	104,426	8,417,574	(9,354,610)	(106,400)	(25,227)	(964,237)

Shares issued for asset @ $0.01	100,000,000	100,000	900,000				1,000,000
Currency translation expensed upon sale of subsidiary	-	-	-	-	-	25,227	25,227
Net income	-	-	-	139,492	-	-	139,492
Deferred consulting fees	-	-	-	-	106,400	-	106,400

BALANCE, MARCH 31, 2010	204,425,600	$ 204,426	$9,317,574	$(9,215,118)	$ -	$ -	$ 306,882

UREX ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the year ended March 31, 2010 and 2009, and
For the period February 6, 2002 (Date of Inception) to March 31, 2010
(Unaudited)

			For the Period
	For the year	For the year	from February 6,
	ended	ended	2002 (inception)
	March 31, 2010	March 31, 2009	to March 31, 2010

Net income (loss)	$139,492	$(2,291,075)	$(9,215,118)
Adjustments to reconcile net income to net cash:
(Income) loss from discontinued operations	210,910	886,834	1,899,991
Depreciation and amortization	930	929	5,753
Impairment of goodwill	-	-	5,735,753
Shares issued for services	-	380,000	380,000
Deferred consulting fees	106,400	(106,400)	-
Shares issued for assets	-	-	1,000,000
Changes in current assets and current liabilities:
Accounts receivable	-	(78,406)
Prepaid expense	-	(335)	-
Accounts payable	81,913	120,654	339,718
Discontinued operations, net	450,529	-	(2,281,857)

Net cash used in operating activities	539,645	(1,087,799)	(2,135,760)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	(755,281)	-	(755,281)
Purchase of fixed assets	-	(2,788)	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	(755,281)	(2,788)	(760,569)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	28,147	-
Proceeds from (repayments of) notes payable	(135,000)	235,000	405,550
Proceeds from (repayments of) line of credit	(28,147)	-	-
Convertible notes payable	-	-	22,500

Net cash provided by financing activities	(163,147)	263,147	2,970,050

Effect of Exchange Rate Changes on Cash	-	(24,714)	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	460,014	1,665,773

Net cash flows from continued operations	165,588	(1,278,974)	1,210,868

Net cash flows from discontinued operations	(93,842)	886,834	(1,137,147)

Cash and Cash Equivalents, Beginning of Period	1,975	394,432	-

Cash and Cash Equivalents, End of Period	$73,721	$2,292	$73,721

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

During the year ended March 31, 2010, Minera Teles Pires Inc. advanced to the Company a total of $106,000 to serve as working capital loan. As of March 31, 2010, the total amount of the loan plus accrued interests owing to Minera Teles Pires Inc. were repaid. The details of notes payable are as follows:

Date	Principal	Interest
April 02, 2009	$30,000	$3,186
April 09, 2009	20,000	2,077
April 17, 2009	30,000	3,038
May 12, 2009	10,000	930

Total	$90,000	$9,231

Above stated notes payable are unsecured and bear interest at 12% per annum. They are due on demand. The loans plus accrued interests have been repaid.

Date	Principal	Interest
June 05, 2009	$5,000	$426
June 19, 2009	5,000	402

Total	$10,000	$828

Above stated notes payable are unsecured and bear interest at 12% per annum. The loan plus accrued interests have been repaid.

Date	Principal	Interest
Jul 28, 2009	$6,000	$406

Total	$6,000	$406

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

UREX ENERGY CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 7

Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Principal	Interest
November 15, 2005	$82,775	$18,108
December 01, 2005	18,800	4,072
January 06, 2006	100,000	21,164
July 14, 2006	103,975	19,314

Total	$305,550	$62,658$

The following promissory notes payable are unsecured and bear interest at 6% per annum. The loans plus accrued interests have been repaid:

Date	Principal	Interest
September 30, 2008	$20,000	$1,502
October 09, 2008	20,000	1,473
November 12, 2008	20,000	1,361
December 10, 2008	15,000	952
December 19, 2008	25,000	1,549

Total	$100,000	$6,837

The following promissory notes payable are unsecured and bear interest at 12% per annum. The loan and accrued interests have been repaid:

Date	Principal	Interest
February 9, 2009	$35,000	$3,993

Total	$35,000	$3,993

The following promissory notes payable are unsecured and bear interest at 12% per annum.  The loans and accrued interest have been repaid:

Date	Principal	Interest

Aug 19, 2009 Nov 12, 2009	$20,000 5,000	$1,210 163

Total	$25,000	$1,373

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

Date	Principal	Interest
August 15, 2008	$100,000	$8,222

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

The following amounts represent United Energy Metal’s operations and have been segregated from continuing operations and reported as discontinued operations as of March 31, 2010 and 2009:

	2010	2009	Inception

Revenues Earned	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating Expenses	(210,910)	(886,834)	(1,899,991)
Net Loss	$(210,910)	$(886,834)	$(1,899,991)

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

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of the Company is responsible for maintaining disclosure controls and procedures over financial reporting that are designed to ensure that financial information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified in the Securities and Exchange Commission ’ s rules and forms, consistent with Items 307 and 308 of Regulation S-K.

In addition, the disclosure controls and procedures must ensure that such financial information is accumulated and communicated to the Company ’ s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of the Company ’ s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision of our Principal Executive Officer, Mr. Richard Bachman, and other persons carrying out similar review functions for the Company. Based on the evaluation of the Company ’ s disclosure controls and procedures, the Company concluded that its disclosure controls and procedures were not effective to provide reasonable assurances confirming that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Specifically, we reviewed and tested our internal communications protocols with an emphasis on examining how the financial data subject to our reporting obligations is accumulated and communicated amongst our management, including our Principal Executive Officer and other persons carrying on similar review functions for the Company, our inside accounting personnel, our independent auditor and our legal counsel.

Our testing included meeting and conferring with our independent auditor, our inside accounting personnel and legal counsel to identify the work flow of how information is generated, processed and distributed amongst all parties and to management for inclusion into our filings with the SEC.  The Company examined how information was generated; how the information was communicated amongst management and the Company ’ s inside accounting personnel; how the information was then communicated to its independent auditor; and finally how the information was confirmed to management and legal counsel prior to reporting with the Commission.

Our testing showed that our telephonic communications amongst management, our inside accounting personnel and independent auditor, was often not made part of follow up written confirmations amongst all concerned Company counterparts in order to identify, accumulate and effectively communicate financial information for inclusion into our SEC filings. In this manner, our financial information was not effectively accumulated and communicated to our management to allow for timely informed decisions to be made for disclosure.  Further, this led to an inability to identify and prompt for our review financial data that was not systematically confirmed to allow timely decisions concerning required disclosures.

We determined after a further review of our disclosure controls and procedures, and the above noted deficiencies, that the identified deficiencies were “material weaknesses.”

To address these material weaknesses, the Company established a communications work flow between management and its inside accounting personnel including establishing date specific deadlines in which management communicates in writing with its inside accounting personnel relevant facts and documents necessary for generating internal accounting recordkeeping that is accurate and necessary for timely reporting to the Commission. Additionally, the Company established communication requirements such that once the Company ’ s internal accounting recordkeeping is finalized, it is communicated in writing amongst management, inside accounting personnel and the Company ’ s independent auditor. Further, any and all communications related to the processed internal accounting recordkeeping conveyed to our independent auditor, must be followed up in a confirmed writing to all concerned, including management, our inside accountant and our independent auditor. The Company believes that this work flow will address the above noted material weaknesses because it will insure that all relevant parties, including management, our inside accounting personnel and our independent auditor, will have confirmed in writing that the information accumulated and communicated is accurate in order to timely report same consistent with the Company ’ s reporting obligations to the Commission.

Concurrently, the Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. The Company notes that it appointed, on or about April 8, 2011, Mr. Kevin J. Pikero as Chief Financial Officer and Principal Accounting Officer. Mr. Pikero is a licensed Certified Public Accountant with 33 years of accounting experience and provides accounting oversight and compliance for the Company. In addition, the Company changed its independent auditing firm and retained an independent financial consultant who independently evaluated and assessed our internal controls and procedures regarding financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board ’ s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting, and advised the Company about accounting and accounting reporting compliance for public companies.

The Company will continually enhance and test its quarterly and year-end financial close procedures. Additionally, the Company ’ s management, under the control of its Chief Financial Officer, will increase its review of its disclosure controls and procedures on an on-going basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

Management’s Interim Report on Internal Control over Financial Reporting

The Company ’ s management is responsible for establishing and maintaining adequate internal control over its financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financia l reporting as of March 31, 2011 was not effective.

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

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 is deferred until financing is obtained by our company.  As at the fiscal year ended March 31, 2010, $120,000 in management fees was invoiced from Minera Teles Pires Inc. As at March 31, 2011, the Company owes Minera Teles Pires Inc. $248,304 for unpaid management fees and expenses.

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

Dated: February 3, 2012

/s/ Kevin J. Pikero
By: Kevin J. Pikero
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer), Director

Dated: February 3, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Bachman
By: Richard Bachman
President, Secretary and Director
(Principal Executive Officer)

Dated: February 3, 2012

/s/ Kevin J. Pikero
By: Kevin J. Pikero
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer), Director

Dated: February 3, 2012

/s/ Brian Cole
By: Brian Cole
Director

Dated: February 3, 2012