Form 10-Q
period 2011-12-31
MUSTANG GEOTHERMAL CORP
filed 2012-02-16
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

34,492,057 common shares issued and outstanding as of December 31, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2011 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
		(Audited)
ASSETS
Current Assets
Cash	$277	$43,989
Prepaids	-	211,181
Receivables	1,780	703
Total current assets	2,057	255,873

Geothermal Leases, net	1,820,000	2,877,500

Total Assets	$1,822,057	$3,133,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$766,220	$583,345
Due to related party	22,500	22,500
Line of credit	31,917	33,403
Notes payable to related party	485,550	355,550
Convertible notes payable	100,000	100,000

Total current liabilities	1,406,187	1,094,798

Stockholders' Equity
Common stock, $0.001 par value 300,000,000 shares authorized 34,492,057 shares issued and outstanding,	34,492	33,492
Preferred stock, $0.001 par value. 10,000,000 shares authorized. No shares outstanding and issued.	-	-
Additional paid-in capital	13,818,008	13,781,508
Deficit accumulated during the exploration stage	(13,435,663)	(11,776,425)
Total comprehensive income	(967)	-
Total stockholders' equity	415,870	2,038,575

Total Liabilities and Stockholders' Equity	$1,822,057	$3,133,373

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended December 31, 2011 and 2010, and

For the period from February 6, 2002 (Date of Inception) to December 31, 2011

					For the period from
	For the three		For the nine		February 6, 2002
	months ended		months ended		(inception) to
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Depreciation	-	232	-	697	2,787
Depreciation – geothermal leases	52,500	77,500	199,167	145,000	421,667
Management fees	41,511	38,778	111,093	98,778	716,927
Professional fees	21,155	10,658	79,294	27,009	516,413
Consulting fees	38,378	16,988	83,910	16,988	706,260
Exploration costs	8,013	6,501	1,126231	42,093	1,501,319
Interest on loans	10,474	5,129	28,198	15,330	146,495
Investor relation fees	-	-	-	-	415,097
Travel	78	-	1,319	20,216	68,317
General and administrative	10,512	9,267	30,026	23,559	250,620
Recovery of expenses	-	-	-	-	(5,575)
Impairment of intangible asset	-	1,803,532	-	1,803,532	7,560,753
Total operating expenses	182,621	1,968,585	1,659,238	2,193,202	12,301,080
Operating loss	(182,621)	(1,968,585)	(1,659,238)	(2,193,202)	(12,301,080)

OTHER INCOME

Interest income	-	-	-	-	10,127
Total other income	-	-	-	-	10,127

Net loss from continuing operations	$ (182,621)	$ (1,968,585)	$ (1,659,238)	$ (2,193,202)	$ (12,290,953)
					.
DISCONTINUED OPERATIONS

Gain (Loss) from disposal of subsidiary	-	-	-	-	(1,899,991)
Gain from disposal of subsidiary	-	-	-	-	755,281

Gain (Loss) on discontinued operations	-	-	-	-	(1,144,710)

NET INCOME (LOSS)	$ (182,621)	$ (1,968,585)	$ (1,659,238)	$ (2,193,202)	$ (13,435,663)

Net loss per share for continuing operations basic and diluted	$ (0.01)	$ (0.07)	$ (0.05)	$ (0.18)

Net loss per share for discontinued operations basic and diluted	$ -	$ -	$ -	$ -

Weighted average common shares outstanding - Basic and diluted	34,144,231	27,364,883	33,710,239	11,952,330

Comprehensive income (loss) Foreign currency translation	(418)	-	(967)	-	(967)

Comprehensive loss	$ (183,039)	$ (1,968,585)	$ (1,660,205)	$ (2,193,202)	$ (13,436,630)

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period February 6, 2002 (Date of Inception) to December 31, 2011

	Common Stock
	300,000,000 shares authorized		Additional			Accumulated	Total
	Shares	Par Value	Paid-In	Accumulated	Deferred	Comprehensive	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Consulting Fees	Losses	Equity

BALANCE, MARCH 31, 2008	422,128	$ 422	$ 8,141,578	$ (7,950,369)	$ -	$ (512)	$ 191,119

Shares issued for services	20,000	20	119,980	-	-	-	120,000
Shares issued for services	5,000	5	29,995	-	-	-	30,000
Shares issued for services	20,000	20	119,980	-	-	-	120,000
Shares issued for services	55,000	55	109,945	-	-	-	110,000
Net loss	-	-	-	(1,404,241)	-	-	(1,404,241)
Deferred consulting fees	-	-	-	-	(106,400)	-	(106,400)
Net change in foreign currency translation	-	-	-	-	-	(24,715)	(24,715)

BALANCE, MARCH 31, 2009	522,128	522	8,521,478	(9,354,610)	(106,400)	(25,227)	(964,237)

Shares issued for asset	500,000	500	999,500	-	-	-	1,000,000
Currency translation expensed upon sale of subsidiary	-	-	-	-	-	25,227	25,227
Net income	-	-	-	139,492	-	-	139,492
Deferred consulting fees	-	-	-	-	106,400	-	106,400
Adjustment for reverse stock split	494,929	495	(495)	-	-	-	-

BALANCE, MARCH 31, 2010	1,517,057	1,517	9,520,483	(9,215,118)	-	-	306,882

Shares issued for asset @ $0.15	14,000,000	14,000	2,086,000	-	-	-	2,100,000
Shares issued for services @ $0.25	100,000	100	24,900	-	-	-	25,000
Shares issued for services @ $0.11	2,800,000	2,800	305,200	-	-	-	308,000
Shares issued for asset @ $0.12	15,000,000	15,000	1,785,000	-	-	-	1,800,000
Shares issued for services @ $0.80	75,000	75	59,925	-	-	-	60,000
Net income	-	-	-	(2,561,307)	-	-	(2,561,307)
BALANCE, March 31, 2011	33,492,057	33,492	13,781,508	(11,776,425)	-	-	2,038,575

Shares issued for services @ $0.0375	1,000,000	1,000	36,500	-	-	-	37,500
Change in foreign currency translation	-	-	-	-	-	(967)	(967)
Net income	-	-	-	(1,659,238)	-	-	(1,659,238)

BALANCE, December 31, 2011	33,492,057	$ 33,492	$ 13,818,008	$ (13,435,663)	$ -	$ (967)	$ 415,870

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2011 and 2010, and

For the period February 6, 2002 (Date of Inception) to December 31, 2011

			For the Period
	For the nine	For the nine	from February 6,
	months ended	months ended	2002 (inception)
	31-Dec-11	31-Dec-10	to Dec 31, 2011

Net income (loss)	$(1,659,238.00)	$(2,193,202.00)	$(13,435,663.00)
Adjustments to reconcile net income to net cash:
(Income) loss from discontinued operations	-	-	1,899,991.00
Depreciation and amortization	-	697.00	6,682.00
Depreciation geothermal leases	199,167.00	67,500.00	421,667.00
Impairment of goodwill	-	-	7,539,285.00
Shares issued for services	37,500.00	-	810,500.00
Deferred consulting fees	-	-	-
Shares issued for assets	-	-	1,000,000.00
Geothermal lease write off	858,333.00	-	858,333.00
Changes in current assets and current liabilities:
Accounts receivable	(1,077.00)	-	(1,780.00)
Prepaid expense	211,181.00	-	-
Accounts payable	182,875.00	162,176.00	766,220.00
Discontinued operations, net	-	-	(2,281,857.00)

Net cash used in operating activities	(171,259.00)	(81,797.00)	(2,416,622.00)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	-	-	(755,281.00)
Purchase of assets	-	(25,000.00)	(25,000.00)
Purchase of fixed assets	-	-	(2,788.00)
Option agreement	-	-	(2,500.00)

Net cash used in investing activities	-	(25,000.00)	(785,569.00)

Cash Flows From Financing Activities:
Proceeds from purchase of assets	-	21,468.00	21,468.00
Proceeds from the issuance of common stock	-	-	2,542,000.00
Proceeds from line of credit	-	17,676.00	33,403.00
Proceeds from (repayments of) notes payable	130,000.00	-	508,050.00
Proceeds from (repayments of) line of credit	(1,486.00)	-	(1,486.00)
Convertible notes payable	-	-	100,000.00

Net cash provided by financing activities	128,514.00	39,144.00	3,203,435.00

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773.00)
Cash released from trust during current period	-	-	1,665,773.00

Net cash flows from continued operations	(42,745.00)	(67,653.00)	1,138,391.00

Net cash flows from discontinued operations	-	-	(1,137,147.00)

Effect of foreign currency exchange	(967.00)	-	(967.00)

Cash and Cash Equivalents, Beginning of Period	43,989.00	73,721.00	-

Cash and Cash Equivalents, End of Period	$277.00	$6,068.00	$277.00

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2011

Note 1

Summary of Significant Accounting Policies

Interim Reporting

While the information presented in the accompanying interim three months and nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2011 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2011 annual financial statements.

Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ended March 31, 2012.

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

On December 2, 2011 Mustang acquired through its Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata, Coline, and Condoroma South properties are located in the Departments of Puno and Cusco, respectively and each comprises an area of 900 hectares.

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $13,436,630 since inception and,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, which raises substantial  doubt  about the  Company's  ability to continue as a going  concern.  At December 31, 2011, the Company had a working capital deficiency of $1,404,130.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans as of December 31, 2011.

Note 4

Net Loss Per Share

Basic net loss per share (“EPS”) is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by Accounting Standards Codification  260, "Earnings Per Share". There are no potentially dilutive securities outstanding. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computations.  Fully diluted shares outstanding were 34,492,057 as of December 31, 2011, and there were no stock options and warrants issued.

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

Note 6

Common Stock

On July 22, 2010, Financial Industry Regulatory Authority (FINRA) approved a 200 to 1 reverse stock split of the Company’s common stock, and a name change to Mustang Geothermal Corp.   The pre-split shares were 204,425,600 and the post split amount was 1,517,057 shares.  There was an adjustment of 494,929 shares for the reverse stock split to adjust holdings so that no shareholders have less than 200 common stock of the Company post-split as a result of the split.  As at December 31, 2011, the total issued and outstanding was 34,492,057.

On August 26, 2010, the Company issued 14,000,000 shares at $0.15 per share in exchange for certain geothermal leases.

On November 5, 2010, the Company entered into an agreement and issued 15,000,000 shares at $0.12 per share plus $25,000 to acquire Andean Geothermic Energy SAC.

Non-cash Transactions

On August 26, 2010, the Company issued 14,000,000 common shares at $0.15 per share totaling $2,100,000 for the purchase of the geothermal leases.  On November 5, 2010, the Company issued 15,000,000 shares for the acquisition of its subsidiary, Andean Geothermic Energy SAC. The Company issued 2,975,000 common shares totaling $393,000 to consultants for consulting services, which is shown under prepaid expenses.  On November 1, 2011, the Company issued 1,000,000 common shares totalling $37,500 for consulting services.

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

Note 8

Geothermal Leases and Properties

On March 18, 2010, the Company acquired 100% interest of three geothermal leases located in the State of Nevada.  These leases were purchased from ENCO Explorations, Inc. in exchange for 100,000,000 shares of Company’s common stock, which was valued at $0.01 on the date of the transaction.  The initial lease tenure is 10 years and is renewable up to 40 years, providing that geothermal production has been realized in the initial term.  The annual lease payment is $3/acre for the first 10 years, approximately $16,386 for the 5462 acres noted here.  The Leasing Act states that future electrical production sold from the leases would attract a gross royalty of 1.75% for the first ten years of lease and 3.50% for the remaining term of the lease.  As at September 1, 2011, the Company has decided not to continue with these geothermal properties due to negative results.  Consequently, the Company has terminated these geothermal leases.  During the quarter, the Company wrote off the remaining $858,333 from the original $1,000,000 valued price.

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

On December 2, 2011 Mustang acquired through its Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata, Coline, and Condoroma South properties are located in the Departments of Puno and Cusco, respectively and each comprises an area of 900 hectares.

Properties in Peru:

Properties	County	Area (Ha)
Banos Del Inca	Arequipa	900
Condoroma, Condoromo South	Cusco	1,800
Ninobamba	Ayacucho	900
Paclla	Arequipa	900
Atecata and Coline	Puno	1,800
	TOTAL	6,300 Ha

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

Note 10 Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The geothermal leases are amortized over 10 years.

		Accumulated
	Cost	Amortization	Net
March 2010 - geothermal leases	$1,000,000	$141,667	$858,333
August 2010 - geothermal leases	$2,100,000	$280,000	$1,820,000

Sub -total	$3,100,000	$421,667	$2,678,333

Terminated geothermal leases	$(1,000,000)	$(141,667)	$(858,333)

Total	$2,100,000	$280,000	$1,820,000

On September 1, 2011, the Company has terminated the geothermal leases purchased in March 2010 due to negative results. $858,333 was written off.

Note 11

Related Party Transactions

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand. As of December 31, 2011, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company. During the period ended December 31, 2011, the Company incurred $30,000 in management fees from Minera Teles Pires Inc. As at December 31, 2011, the Company owed Minera Teles Pires $511,079 for management fees and out of pocket expenses.

Note 12

Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share ($20.00 per share after adjustment due to 200 to 1 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000. As of December 31, 2011, this note is outstanding.

Date	Principal	Interest
Aug 15, 2008	$100,000	$17,111

Note 13

   Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$25,365	$108,140
Dec 01, 2005	On demand	5% per annum	$18,800	$5,720	$24,520
Jan 06, 2006	On demand	5% per annum	$100,000	$29,932	$129,932
Jul 14, 2006	On demand	5% per annum	$103,975	$28,429	$132,404

Total			$305,550	$89,446	$394,996

The following promissory notes payable are unsecured and bear interest at 12% per annum.

Date	Maturity	Interest rate	Principal	Interest	Total
Mar 25, 2011	Mar 25, 2012	12% per annum	$50,000	$4,619	$54,619
Apr 27, 2011	Apr 27, 2012	12% per annum	$50,000	$4,077	$54,077
Jun 16, 2011	Jun 16, 2012	12% per annum	$50,000	$3,254	$53,254
Aug 19, 2011	Aug 19, 2012	12% per annum	$15,000	$661	$15,661
Oct 20, 2011	Oct 20, 2012	12% per annum	$15,000	$355	$15,355

Total			$180,000	$12,966	$192,966

As of December 31, 2011, the balance of promissory notes payable amounted to $485,550.

Note 14

Line of Credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000).  The balance of this Line of Credit at December 31, 2011 is $31,917.

Note 15

Subsequent Events

Subsequent to December 31, 2011, the Company entered into two promissory note payables for the amount of $10,000 and $15,000.  The notes bear 12% interest per annum and are due on or before January 24, 2013 and January 27, 2013, respectively.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Urex” and the “Company” mean Mustang Geothermal Corp., formerly Urex Energy Corp., unless otherwise indicated.

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

On December 2, 2011 Mustang acquired through its Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata, Coline, and Condoroma South properties are located in the Departments of Puno and Cusco, respectively and each comprises an area of 900 hectares.

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

On December 2, 2011 Mustang acquired through its Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata, Coline, and Condoroma South properties are located in the Departments of Puno and Cusco, respectively and each comprises an area of 900 hectares.

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

For the three month and nine month periods ended December 31, 2011 and December 31, 2011

We did not generate any revenues for the three months ended December 31, 2011 and December 31, 2010, nor for the nine months ended December 31, 2011 and December 31, 2010. Our operating activities during these periods consisted primarily of the acquisitions of geothermal leases in the State of Nevada and our research into other geothermal properties.

Operating expenses for the three month period ended December 31, 2011 were $182,621 compared to $1,968,585 for the three months ended December 31, 2010. This decrease was substantially due to the impairment of an intangible asset of $1,803,532 in 2010. Operating expenses for the nine months ended December 31, 2011 were $1,659,238 compared to $2,193,202 for the nine months ended December 31, 2010. The decrease was substantially due to the impairment of an intangible asset of $1,803,532 and the increase of explorations costs of $1,084,138.

Our net loss for the three months period ended December 31, 2011, was $182,621 as compared to $1,968,585 for the three month period ended December 31, 2010, and $1,659,238 for the nine months ended December 31, 2011 as compared to $2,193,202 for the nine months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had a working capital deficit of $1,404,130.  Our total liabilities, consisting of current liabilities, as of December 31, 2011 were $1,406,187, as compared to total liabilities, consisting of current liabilities, of $1,094,798 as of March 31, 2011.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, and notes payable.  Our total assets as of December 31, 2011 were $1,822,057, as compared to total assets of $3,133,373 as of March 31, 2011. This decrease in total assets was due to the decision of the Company to abandon the La Jara Mesa Property located in the Grants Mining District in Cibola County, New Mexico, and the three geothermal leases located in the State of Nevada purchased from ENCO Explorations, Inc.

Cash Flow Used in Operating Activities

Operating activities used cash of $171,259 for the nine-month period ended December 31, 2011, compared to using $81,797 for the nine month period ended December 31, 2010.  The increase in cash used during the nine-month period ended December 31, 2011 was mainly due to the decision to write off the two project properties noted above, the increase in prepaid expense, and the corresponding decrease in the net income for the periods.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $128,514 for the nine months period ended December 31, 2011 as compared to generating cash of $39,144 for the nine months period ended December 31, 2010. The cash generated from financing activities was mainly from the issuance of notes payable and line of credit.

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

At the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision of our Principal Executive Officer, Mr. Richard Bachman, and Chief Financial Officer and Principal Accounting Officer, Mr. Kevin Pikero, and other persons carrying out similar review functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that its disclosure controls and procedures were effective to provide reasonable assurances confirming that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Material Changes to the Company’s Internal Controls in 2011

Readers are directed to the Company’s discussions of its internal controls and procedures contained in its amended annual report on Form 10-K/A for the year ended March 31, 2011, and its amended quarterly report on Form 10-Q/A for the quarter ended December 31, 2010. These amended reports were filed by the Company on February 6, 2012 and February 3, 2012 respectively.

For the time periods covered by these reports, we reviewed and tested our internal communications protocols with an emphasis on examining how the financial data subject to our reporting obligations is accumulated and communicated amongst our management, including our Principal Executive Officer and other persons carrying on similar review functions for the Company, our inside accounting personnel, our independent auditor and our legal counsel.

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

To address these material weaknesses, the Company established a communications work flow between management and its inside accounting personnel including establishing date specific deadlines in which management communicates in writing with its inside accounting personnel relevant facts and documents necessary for generating internal accounting recordkeeping that is accurate and necessary for timely reporting to the Commission. Additionally, the Company established communication requirements such that once the Company’s internal accounting recordkeeping is finalized, it is communicated in writing amongst management, inside accounting personnel and the Company’s independent auditor. Further, any and all communications related to the processed internal accounting recordkeeping conveyed to our independent auditor, must be followed up in a confirmed writing to all concerned, including management, our inside accountant and our independent auditor. The Company believes that this work flow as implemented addresses the above noted material weaknesses because it insures that all relevant parties, including management, our inside accounting personnel and our independent auditor, will have confirmed in writing that the information accumulated and communicated is accurate in order to timely report same consistent with the Company’s reporting obligations to the Commission.

Management’s Interim Report on the Effectiveness of Its Internal Control over Financial Reporting

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

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by Mr. Kevin J. Pikero, our Chief Financial Officer and Principal Accounting Officer. Mr. Pikero is a licensed Certified Public Accountant with 33 years of accounting experience and provides accounting oversight and compliance for the Company. Under the guidance of our Chief Executive Officer and our Chief Financial Officer, we are assessing our internal controls and procedures on an on-going basis regarding our financial reporting and financial close process, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an on-going basis.

Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

Management assessment of the effectiveness of its internal control over financial reporting as of the period covered by this report is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2011 was effective in the specific areas described in the “Disclosure Controls and Procedures” section above.

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

Item 1A.  Risk Factors.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and by our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $182,621 for the nine months period ended December 31, 2011, and cumulative net losses of $13,436,630 from inception to December 31, 2011.  As of December 31, 2011 we had a working capital deficit of $1,404,130.  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to December 31, 2011, we have incurred aggregate net losses of $13,436,630. Our net loss from operations for the nine months period ended December 31, 2011 was $182,621.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations that may limit a stockholder's ability to buy and sell our stock.

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

Date: February 14, 2011