Form 10-K
period 2012-03-31
MUSTANG GEOTHERMAL CORP
filed 2012-06-29
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-501191

MUSTANG GEOTHERMAL CORP

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

Yes      . No   X  .

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,004,762 (33,492,057 common shares at $0.03 per share).

As of March 31, 2012, there were outstanding 34,492,057 shares of common stock.

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

Corporate History

The principal executive office is located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada.  The telephone number at the principal executive office is 775.747.0667.

The Company was incorporated in Nevada on February 6, 2002 under the name of Lakefield Ventures Inc.

Effective June 2, 2006, the Company increased the authorized common stock from 50,000,000 shares, par value $0.001, to 150,000,000 shares, par value $0.001, and affected an 11.4 for one (1) forward stock split of the issued and outstanding common stock.

On June 8, 2006, the Company completed an assignment agreement, dated September 22, 2005, entered into between the Company and International Mineral Resources Ltd., (IMR) a company organized under the laws of the Turks & Caicos Islands, whereby IMR agreed to assign its right, title and interest in and to an option agreement entered into between IMR and United Energy Metals S.A. to the Company. The option agreement allowed for the holder of the option to acquire 99.8% property position of 170,000 hectares. On December 7, 2005, IMR exercised the option to acquire 99.8% of the equity in United Energy Metals. As consideration for the assignment of the option from IMR to the Company, the Company was required to issue 8,000,000 shares to IMR and pay $50,000.00. The Rio Chubut Property was held by a majority-owned subsidiary of IMR, United Energy Metals S.A., an Argentina company, of which the Company owned 99.8% of the issued and outstanding capital stock.

Effective July 3, 2006, the Company changed its name from “Lakefield Ventures Inc.” to “Urex Energy Corp.” as a result of a merger with Urex Energy Corp., a wholly-owned subsidiary that was incorporated solely to effect the name change.  In addition, on July 3, 2006, the Company affected a two (2) for one (1) forward stock split of the authorized, issued and outstanding common stock.  As a result, the Company was authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

On February 10, 2010 the Company completed the sale of the Argentine subsidiary, United Energy Metals SA (UEM), to Patagonia Resources Ltd.  The Company had signed a Letter of Intent with UrAmerica Ltd of London, U.K. for the sale of the Argentine subsidiary, United Energy Metals SA (UEM), which was reported in a news release dated December 1, 2009. The agreement provided for a US $500,000 cash payment to the Company with UrAmerica assuming a maximum liability of US $275,000 for the outstanding UEM debts. The Company used the proceeds of the sale to pay down debt.

As a part of an on-going reorganization of the Company’s business activity to include the acquisition, exploration, and development of geothermal properties, the Company held a shareholders' meeting on April 1, 2010 with a majority of shareholders voting to approve a 200 to 1 reverse stock split and a name change from Urex Energy Corp to Mustang Geothermal Corp.

On March 18, 2010, the Company entered into an agreement with Enco Explorations Inc. to purchase certain Geothermal Leases in exchange for 100,000,000 shares (500,000 shares post reverse split) of the Company’s common stock, which was valued at $0.01 on the transaction date.

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

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Arequipa, Ayacucho, and Cusco; all within of the country of Peru.

On March 22, 2011 the Company acquired a federal geothermal lease consisting of 1409 acres in the Warm Spring Valley area in the state of Nevada at a competitive bid federal auction.

Current Business

Since inception, Mustang has been primarily engaged in the acquisition and exploration of uranium and geothermal properties, but has not yet realized any revenues from operations.  Currently, the Company is not actively exploring its four project areas in state of Nevada and seven projects areas in Peru for geothermal energy resources due to the lack of adequate financing.

On September 1, 2011, the Company’s mining claims at the La Jara Mesa Uranium Property located in Cibola County, New Mexico were dropped due to the Company's inability to finance the project and resulting decision to discontinue uranium exploration.

On September 1, 2011, the Company decided to discontinue exploration activities on geothermal properties purchased from Enco Explorations Inc. due to negative test results.  Consequently, the Company terminated the geothermal leases.  The Company wrote off the remaining $858,333 from the original $1,000,000 valued price.

On December 2, 2011 the Company acquired three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata, Coline, and Condoroma South properties are located in the Departments of Puno and Cusco, respectively and each comprises an area of 900 hectares.

Effective February 24, 2012, Brian Cole and Kevin Pikero resigned from the Company’s Board of Directors. Mr. Pikero also resigned his post as Chief Financial Officer and Principal Accounting Officer.  Mr. Richard Bachman, Director, President and Chief Executive Officer assumed responsibilities as the Company’s Chief Financial Officer and Principal Accounting Officer and Mr. Gerald Aberle and Mr. Gerry Berg were appointed as Directors.

On March 8, 2012, a Special Shareholders Meeting was held in Reno, Nevada.  Called and held in accordance with the Company’s by-laws, 21,625,000 shares, or approximately 63% of the total common shares issued and eligible to cast votes, voted to approve and authorize the Board of Directors of the Company to:

1) Implement a 10:1 reverse split on all of the common shares of Mustang;

2) Change the name of the Company to Dakota Territory Resource Corp, and apply for a new ticker symbol; and

3) Acquire all of the issued and outstanding common shares of North Homestake Mining Company (North Homestake), a Nevada Corporation, subject to the terms and conditions of a material definitive agreement between the Company and North Homestake dated March 8th, 2012, or as amended by the Company and North Homestake prior to closing, which is set for March 31, 2012, or as soon as is legally practicable thereafter, taking into consideration regulatory review and approval of the Securities and Exchange Commission and the Financial Industry Regulatory Authority.

North Homestake Mining Company is a private Nevada corporation that owns the Blind Gold Property located in the Black Hills of South Dakota, an area known for continuous gold production over the past 135 years. North Homestake's 1600 acre “Blind Gold Property” is approximately 3 miles northwest of the historic Homestake Gold Mine, which before closing in 2002 had produced 40 million ounces of gold. The “Blind Gold Property” is underlain by the Homestake Formation, an iron-formation that was the unique host for gold mineralization at the Homestake Mine. The founders of North Homestake have a combined 44-year of work history at the Homestake Mine, directly related to geology and mine engineering.

Subsequent Events

On April 16, 2012, the Company announced that it intended to complete work on its annual audit and file its annual report on Form 10-K for the year ended March 31, 2012, before completing and filing its Form 14C Preliminary Proxy Statement with the Commission, and proceeding with amending its articles of incorporation to affect the reverse split and name change announced on March 8, 2012.

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

Employees

We have no employees.  Our management, all of whom are consultants, conducts our operations.  We do not expect any material changes in the number of employees over the next twelve-month period.  Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.  However, if we are successful in our initial and any subsequent drilling programs, we may retain additional employees.

Going Concern Issues

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon attaining and maintaining profitable operations and raising additional capital. We are actively currently seeking additional funding through various methods, but due to current market conditions funding may not be readily available. In addition, our current liabilities exceeded our current assets at March 31, 2012 and at the date of this report. One of the reasons for our current financial position is that we have not been able to attract suitable financing for our geothermal assets. These conditions indicate the existence of a material uncertainty that may cast significant doubt over our ability to continue as a going concern.

Management is currently considering other options should current efforts to secure new funding prove unsuccessful. These could include the establishment of a form of liquidating trust to hold the assets of the Company for the benefit of shareholders or the sale of the Company’s assets as part of a liquidation and, after discharging obligations, distributing the remaining proceeds, if any, to shareholders. Our Board of Directors is also actively considering deregistering from the Securities Exchange Act of 1934, if in its best judgment the costs of the requirements of being a compliant public company outweigh the benefits to shareholders and if we are eligible to deregister.

Our financial results depend upon many factors, particularly the price of electrical power and our ability to market our production. Commodity prices are affected by changes in market demands, which are impacted by overall economic activity, weather, power line capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future electrical power prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, if any, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of electrical power reserves at economical costs are critical to our long-term success.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $1,819,877 for the fiscal year ended March 31, 2012, and cumulative losses of $13,596,302 from inception to March 31, 2012. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•

Costs to bring each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

•

Availability and costs of financing;

•

Ongoing costs of production;

•

Market prices for the electrical power to be produced;

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

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and, as a result, we may be required to scale back, diversify or cease our business operations, the result of which would be that our stockholders would lose some or all of their investment.

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

From inception through to March 31, 2012, we have incurred aggregate losses of approximately $13,596,302. Our loss from continuing operations for the fiscal year ended March 31, 2012 was $1,819,877.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our common shares are currently quoted on the OTC Bulletin Board.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in the development stage.  There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.  These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

Our company’s success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in our company's growth and success. We do not have key employee insurance in place in respect of any of our senior officers or personnel and we do not anticipate obtaining such insurance in the near future. The loss of the service of members of our management and certain key employees could have a material adverse effect on our company. In particular, the success of our company is highly dependent upon the efforts of our president and director, Mr. Richard Bachman, the loss of whose services would have a material adverse effect on the success and development of our company.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Office Space

Our executive and head offices are located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada.

Geothermal Prospects

Mustang geothermal prospects are located in development-friendly territories, with required infrastructure for cost effective operations, based on the Fraser Institute annual resource survey illustrates rankings based on existing resources, attractive geology and friendly policies.   Mustang holds 4,536 hectares of Federal geothermal leases in four project areas in the state of Nevada, which include:  Hawthorne, Reese River, Warm Springs, and Moon Rocks Projects.

The Company also holds 6,300 hectares of applications in the seven project areas in country of Peru, which include: Banos de Inca, Ninobamba, Paclla, Atecata, Coline, Condoroma South, and Condoroma Projects.

Moonrocks
Reese River
Hawthorne
Warm Springs
Winnemucca
Elko
Battle Mountain
Lovelock
Reno
Fallon
Eureka
Virginia City
Carson City
Ely
Minden
Yerington
Hawthorne
Tonopah
Pioche
Goldfield
Las Vegas
120°
119°
118°
117°
116°
115°
114°
42°
41°
40°
39°
38°
37°
36°
0 10 20 30 40 50 miles
0 20 40 60 80 kilometers
County boundaries

Figure 1 – Geothermal Lease Locations in State of Nevada

Lease locations within Nevada are illustrated in Figure 1. Section and Range description specifics for the leases are listed in Table 1.

The leasing and development of geothermal resources in Nevada is regulated under “the Mineral Leasing Act of 1920 as Amended: Act of December 24, 1970 – Geothermal Steam Act of 1970”. Initial lease tenure is 10 years and is renewable up to 40 years, providing geothermal production has been realized in the initial term. Finally, the Properties attract an annual lease payment of approximately US$13,605 ($3 per acre). This is comprised of a $1 per acre annual rental fee, combined with a $2 per acre minimum royalty levy.

Table 1: List of Mustang Geothermal Leases located in the State of Nevada

Property Description by Township and Range
Property	Lease No.	Meridian	Township	Range	Sections	Area (ha)
Moonrocks Washoe Co.	NVN089598	21 MDM	23N	20E	03: Lots 1-4, S2N2, S2; 04: Lot 1, S2NE, SE; 09: NE; 10: N2;	570
Hawthorne, Mineral Co.	NVN088475	21 MDM	9N	30E	3,10,11,14,13,23,24	1,787

Warm Springs, Nye Co.	NVN088494	21 MDM	4N	50E	017, 020 (N2NE, S2SW,NESE,S2SE,NW), 029	696
Reese River Lander Co.	NVN088490	21 MDM	27N	43E	010, 011: N2NE, SWNE, N2NW, SWNW, S2; 014: LOTS 1-8, NW, E2SW, 015: N2NE, W2, 022: LOTS 1-11, 022: NW, 026: S2NW, S2, 027: LOTS 1-8, E2.	1,482

TOTAL AREA						4,536

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

LEASE
Walker Lake
Gillis Range
4275000 m
Wassuk Range
1250m
1400m
1350m
Mt. Grant
US-95
U.S. Army/Navy Depot
1300m
US-95
Hawthorne
0.0 km
2.5 km
5.0 km
7.5 km
10.0 km
350000 m
375000 m

The structural and geologic framework paints a permissive locality for a high caliber grassroots geothermal exploration project as suggested by particular features (e.g. fractured granite, heat flow, fault conduits) which are amenable to the presence and propagation of hydrothermal fluids and reservoirs.  There are also numerous surface and drilled well indications of proximal geothermal activity by way of anomalous temperatures in hot springs, water wells and drilled geothermal exploratory wells in Hawthorne, Nevada. The Company has undertaken a data compilation from historic sources as well re-processed some of the existing geophysical data.

On the basis of available historical geologic data, overall water-flow studies and geophysical signatures derived from the public-domain data, the Company is poised to continue additional exploration efforts to investigate potentially viable geothermal resource targets. The geophysical data reveals a broad zone of structural displacement and deflection within or near the Property. Similar zones of deflections have been noted to host some of the most permissive locations for geothermal resources elsewhere in the Great Basin.

Reese River – Nevada

LEASE
REESE RIVER VALLEY
HWY 305
4450000m
Spring
Springs
Spring
N
0
1
2
km
482000m
494000m

The Geothermal Lease (1,482 ha) consists of two whole and five partial semi-contiguous Sections in Lander County, along Nevada Highway 305, between the communities of Austin and Battle Mountain, approximately 350km east of the City of Reno. No geothermal exploration is known to have been performed on the Lease, although numerous geothermal indicators have been documented in proximity to the Property, primarily during the initial 1970s and 1980s exploration foray into geothermal energy (e.g. Amax, 1998). The report by Richards and Blackwell (2002) ranks the Reese River- Shoshone Range area in the top 15 geothermal areas, with significant temperature, high gradient and heat flow. The report describes a significant influence of geothermal gradient on heat flow. Based on the total of 52 relatively shallow boreholes in the area (~90m deep), the area’s potential is reflected by an average 225 °C/km gradient, with a peak gradient of 590 °C/km and a considerable calculated heat flow of 1117 mW/m2. Hot springs are known to occur within and/or proximal to the Lease with reported temperatures around 50C.

Warm Springs - Nevada

The Property (696 Ha) is located on the intersection of US Highway 6 and Nevada Highway 375 with several other secondary roads traversing it, providing good vehicular access in the southern portion of Hot Creek Valley and northern portion of Reveille Valley in Nye County. The Lease group is nested within the Hot Creek Range / Kawich Range (W) and Reveille Range (E). The closest population center is Tonopah (pop. 2,600), which is the County Seat of Nye County and a historic mining town.

Hot springs are known to occur in near proximity to the property.  A wealth of geological, geophysical, remote sensing, and topographic data covers the area and is available in the public domain, mostly through various governmental organizations. The Warm Springs region has been of very limited interest in the past for geothermal exploration, but has been actively appraised from the standpoint of nearby nuclear testing at theNevada Test Site and Department of Energy test site in the Northern Hot Creek Valley. The recorded temperature of the active thermal springs is 68 C.

4230000 m
Hot Creek Range
Hot Creek Valley
LEASE
HWY 375
Springs
LEASE
4225000 m
US-6
555000 m
560000 m
0.0 km
1.0 km
2.0 km
3.0 km
4.0 km
Reveille Valley

Map showing geothermal lease areas on Warm Springs Project - Nevada

Moonrocks - Nevada

The Moonrocks Geothermal Lease is located about 20 miles (36km) northeast from the city of Reno, Nevada, USA in the northern Warm Springs Valley, nestled between the Dogskin Mountain (west) and Virginia Range (east), on the southwestern flank of the Virginia Range. The region is known for geothermal activity situated along the major structural-tectonic zone of Walker Lane Trend, a long zone of dextral strike-slip stress accommodation zone on the eastern side of the Sierra Nevada. The potential for geothermal resources are thought to be controlled by the combination of range-front faulting and structures associated with the Walker Lane motion, allowing for a significant geothermal fluid circulation and reservoir-hosting within the fractured granite zone.  The geology of the lease is comprised of various Cretaceous granite blocks and several distinct Tertiary ignimbrites and rhyolitic flows. There are no known geothermal occurrences on the lease, however a string of hot springs occurs about 2 miles (3km) south of the lease where the measured surface temperature is 66 degrees C. Limited exploration programs conducted by several private parties in the 2008, including geothermal well drilling encountered hot waters reported in the excess of 138 degrees C at depth, but no additional sampling or evaluation is known to have been conducted since those programs were terminated.

ECUADOR
COLOMBIA
Napo
Tigre
Amazonas
Iquitos
Pastaza
Tumbes
Yavari
Marañón
Huallaga
Chira
Piura
N
W
E
S
Chachapoyas
Moyobamba
Chiclayo
Olmos
Ucayali
Cajamarca
BRAZIL
Huallaga
Pucallpa
Trujillo
Santa
Huaraz
Huánuco
Cerro de Pasco
Urubamba
Mantaro
Huancayo
PACIFIC OCEAN
LIMA
Puerto Maldonado
Huancavelica
Cañete
Cuzco
Ayacucho
Abancay
BOLIVIA
Vilcanota
Ica
Rio Grande
Ocoña
Colca
Arequipa
Puno
Moquegua
Tacna
CHILE
1. Banos De Inca
2. Paclla
3. Condoroma South
4. Condoroma North
5. Atecata
6. Coline
7. Ninobamba
1
2
3
4
5
6
7
0
500 Miles
0
500 KM

Map of Peru showing Mustang Geothermal exploration and project areas.

Geothermal Exploration Leases in Peru

It is reported that geothermal resource potential in Peru has approximately 3,000 MW capacity for generation of electric power. Electric power generation in Peru currently comes largely from thermal and hydroelectric sources. At the end of 2008, the country had a total installed generation plant capacity of 7,200 MW, from which 32,500 GWh of generation was produced.  With increased awareness of global climate change, the impact of coal and gas-fired electrical generation on the environment, and estimates that electrical demand will increase by 6.1% to 8.5 % annually between 2010-2017, Peru has been vigorously promoting the generation of electricity through non-traditional renewable processes (i.e. geothermal, wind, solar, etc.). This interest has been recently formalized in Government Decree 1058 (of June 27, 2008) which aims to promote the generation of renewable power through providing significant tax incentives. This new law, along with other new legislation, provides a favorable political and regulatory framework for geothermal exploration (and ultimately geothermal power production) in Peru.

Numerous hot springs are known to occur in Peru. The Instituto Geologico Minero Y Metalurgico (INGEMMET) provides information on the location and properties of known geothermal occurrences in Peru.  No geothermal field has been drilled in the Southern Volcanic Cordillera. However, the government of Peru has considered the utilization of geothermal resources for decades.

In the 1980’s, Peru’s National Plan for Expansion of the Electric Frontier, Electroperu initiated geothermal exploration throughout the country. During this time geothermal areas within the Southern Volcanic Cordillera were outlined.  and in the late 1990’s, INGEMMET studied more than 100 hot springs and associated surface precipitates in the area.

Mustang Geothermal Concessions held in Peru

Property	Department	Hectares
Banos Del Inca	Arequipa	900
Condoroma	Cusco	900
Ninobamba	Ayacucho	900
Paclla	Arequipa	900
Atecata	Puno	900
Coline	Puno	900
Condoroma South	Cusco	900
TOTAL		6,300

Banos Del Inca - Peru

The Banos Del Inca property (900 Ha) is located on the eastern end of the famous Colca Canyon, 710km southwest from the Peruvian capital Lima and approximately 90km northwest from the city of Arequipa, between the small towns of Sibayo and Callalli in Chivay region, Department of Arequipa.

The geothermal activity in the area is manifested by a string of warm springs (~40degrees C) located 2 km southeast of the town of Sibayo. There are also indications of potentially significant thermal water discharge into the river Colca,  which is marked by numerous patches of green algae thriving in the otherwise cold and barren mountain river. Our property is located in the immediate vicinity of a regional 150 kV electrical transmission line.

According to data available from the INGEMMET, the Banos De Inca spring is described as: situated along a fault in the Tacaza Group of volcanics, associated with carbonate sinter with surface temperature of 44 degrees C and an estimated reservoir temperature of 120degrees C.

71°36'0"W
71°33'0"W
71°30'0"W
71°27'0"W
71°24'0"W
15°27'0"S
15°30'0"S
15°33'0"S
15°36'0"S
15°39'0"S
N
Banos Del Inca
Geothermal Occurence
LEASE
Sibayo
Callalli
Colca River
Tuti
Colca Valley
La Calera
Geothermal Occurence
Chivay
0 2 4 8 Kilometers
Server: ESRI ArcGIS Online
Projection: WGS 1984 UTM 19S
Author: Kyle T. Gray

Condoroma & Condoroma South – Peru

The Condoroma & Condoroma South properties (1800 Ha) are strategically located between large copper mining projects at Tintaya and near  the former silver mines at Condoroma in the vicinity of small town of Chaquelles.

The geothermal activity in the area is manifested by a string of warm springs (~40 degrees C) located 2 km northwest and immediately south of the town. The measured temperature from a typical spring was 48 degrees C with significant discharge volume.

Ninobamba – Peru

The Ninobamba geothermal property is located Along Rio Apacheta in the south central Andes, 300 km southwest from the Peruvian capital Lima and approximately 150km northeast of Ica, near Ninobamba, Department of Ayacucho. The geographic coordinates at the center of the property are 13° 20.23’ S and 74° 33.70’ W; within Peruvian NTS system.  The concession is located on the map sheet 27-n (Huachocolpa).

Geothermal activity in the area is indicated by a string of warm springs along the Rio Apacheta and by sinter deposits along the river, which also indicate favorable geothermal potential. A local single-phase power line is located in the vicinity of our Property, but would necessarily require an upgrade to a three-phase line to carry electricity generated on site.

Ninobamba hot spring is situated in volcanic strata of the Huacacoplpa group. According to INGEMMET, the “potential aquifer” for the geothermal occurrence is the Late Jurassic to Cretaceous volcanic-sedimentary Pucara Group.  The Pucara Group acts as a conduit for deep circulation and subsequent upwelling of thermally active meteoric water.

High temperature waters are the result of geothermal gradients where water flows across deep faults, as opposed to geothermal manifestations in southern Peru, which are often associated with active volcanism (Vargas and Cruz, 2010). Based on previous work (Steinmuller, 2001 and references within), faulted coarse-grained siliclastic and volcanic rocks are able to store and transmit ground water to feed hot springs.

It is possible that hot springs in the area reflect active hydrothermal systems driven by episodic magmatic activity of the Nevada Portugueza volcanic center (Noble and McKee, 1982).

544000.
545000.
546000.
547000.
548000.
549000.
550000.
551000.
552000.
553000.
554000.
8529000
8528000
8527000
8526000
8525000
8524000
8523000
8522000
N
LEASE
Occollo
Ninobama Hot Springs
Ninobamba
Rio Apacheta
24A
0 0.5 1 2 Kilometers
GCS: PSAD 1965
Projection: UTM 18S
Author: Kyle T. Gray

Paclla- Peru

The Paclla Concession consists of a 900 Ha lease situated in the western portion of Colca Canyon, about 6 km NW of the town of Cabana Conde. Geothermal activity is indicated by a string of relatively hot springs (98 degrees C surface temperature) located in the canyon. No past geothermal exploration had taken place at this locality.

N
Spring Location
LEASE
Colca Valley
Colca River
Cabanaconde
168000 171000 174000 177000 180000 183000 186000 189000
8281000 8278000 8275000 8272000 8269000 8266000 8263000
0 1 2 4 6 Kilometers
Server: ESRI ArcGIS Online
Projection: PSAD 1956
Author: Kyle T. Gray

Atecata - Peru

Atecata springs are located in the Puno Department, Peru, about 6 miles (9km) northwest from the community of Pinaya. The springs are located in a deflection zone marked by a sharp twist of NW-trending Puno Group sediments. The region is marked by several NW and NE-trending intersecting structural features demonstrated by the available geophysical data, as well as potential buried intrusive bodies, some of which may be fractures that can provide ideal reservoirs for geothermal fluids. The concession is located on a string of NE-trending hot springs exhibiting average surface water temperatures of about 40 degrees C. Several water samples have been collected for geothermometry calculations and have returned average reservoir temperatures of about 120 degrees C, however geochemical signatures suggest significant fluid mixing with meteoric waters, diluting the ionic concentrations of geothermal fluids, thus resulting in cooler reservoir temperatures.

Map showing location of the Atecata Concession – Peru

Coline - Peru

Coline springs are located in the Puno Department, Peru, about 5 miles (7km) south-southeast of the community of Pinaya. A string of springs are located along a NNW-trending feature indicated by surface topography and geophysical data that appears to be localizing the flow of both cooler meteoric spring waters and geothermal fluids. The average measured surface temperature of the springs is 38 degrees C, while the geothermometry measurements of the reservoir temperatures are estimated at 120 degrees C, using variety of different ionic geothermometers.  However, the geochemical signature of the sampled waters suggest significant mixing with cooler surface waters and are therfore considered to be an inaccurate assessment of true reservoir temperatures. The local geology is comprised of the volcanic rocks, primarily Palca group ignimbrites (west) as well as sediments and conglomerates of the Puno Group (east).

Map showing location of the Coline Concession – Peru

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
March 31, 2012	$0.02	$0.004
December 31, 2011	$0.04	$0.003
September 30, 2011	$0.13	$0.02
June 30, 2011	$0.45	$0.12
March 31, 2011	$1.00	$0.40
December 31, 2010	$1.21	$0.11
September 30, 2010	$2.00	$0.11
June 30, 2010 *200:1 reverse split	$6.00	$2.00
March 31, 2010	$0.03	$0.01
December 31, 2009	$0.03	$0.01
September 30, 2009	$0.04	$0.02
June 30, 2009	$0.04	$0.01
March 31, 2009	$0.04	$0.01
December 31, 2008	$0.05	$0.02
September 30, 2008	$0.10	$0.04
June 30, 2008	$0.16	$0.09
March 31, 2008	$0.19	$0.11
December 31, 2008	$0.251	$0.105

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

Holders

On March 31, 2012, the shareholders' list of our common shares showed greater than 800 registered shareholders and 34,492,057 common shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended March 31, 2012 that were not otherwise reported in a quarterly report filed on Form 10-Q or in a current report filed on Form 8-K.

Equity Compensation Plan Information

In 2007 the Company created a Stock Option Plan to provide for the issuance of stock and stock options to acquire an aggregate of up to 2,000,000 shares of our common stock.  As of March 31, 2012, there were no options issued under our 2007 Stock Option Plan.

The following table provides a summary of the number of stock options granted under the 2007 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2007 Stock Option Plan, all as at March 31, 2012.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2012.

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

Plan of Operations And Cash Requirements

The financial/cash position necessary to support proposed exploration programs for the upcoming year will require additional new financing between $500,000 to $1,000,000. At the time of this filing the Company has not secured this financing, although it is actively pursuing various financing options. As has been previously discussed in those sections of this filing dealing with concerns regarding the Company remaining a “going concern,” readers are reminded that without the Company obtaining sufficient funding, it will not be able to enact its strategies discussed herein. Further, without funding the Company’s ability to continue as a going concern is in doubt. Readers are encouraged to review carefully the Company’s Risk Factors that are included in this filing under Section 1A above.

The Company’s planned exploration program will consist of a limited evaluation of the Company’s highest ranked geothermal leases in Nevada and Peru and is subject to revision pending the North Homestake acquisition.  Additionally, the budget and any use of proceeds covering any acquired equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions.

Table : Proposed Exploration Expenditures (USD $000) – 12 month period
Salaries & Wages	$20
Consulting and Technical Services	$30
Surface work	$20
Environmental	$10
Property Costs	$40
Administrative & General	$50
Machinery expense	$10
TOTAL	$180

We anticipate incurring the following costs during the next twelve month period: $30,000 on consulting and technical services; $20,000 on salaries and wages; $20,000 on surface work; $10,000 on environmental permitting expenses; $40,000 on property costs; $50,000 on administrative & general; and an additional $10,000 in machinery expense.  As a result, we anticipate that we will incur approximately $180,000 in operating expenses during the next twelve-month period. The Company may incur additional unknown costs associated with its proposed acquisition of North Homestake Mining Company and “The Blind Gold Property.” This transaction is discussed in this annual report in Item 1: Description of Business; Subsequent Events. As of the date of the filing of this Annual Report, the closing of the transaction to acquire the outstanding stock of North Homestake and “The Blind Gold Property” is pending and subject to conditions precedent to closing, including the Company affecting a ten for one reverse split of its common shares and changing the name of the Company to Dakota Territory Resource Corp. On March 8, 2012, pursuant to the Registrant’s By Laws and applicable Nevada Revised Statutes, shareholders representing 21,625,000 shares, or approximately 63% of the total common shares issued and eligible to cast votes, held a Special Shareholder Meeting and considered, approved and authorized the terms of the acquisition transaction with North Homestake. The Company intends to proceed with the transaction and to file the necessary Proxy Statement with the SEC and related documents with FINRA after the filing of this Annual Report.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve-month period total $180,000. Our current working capital will likely will not be sufficient to cover our estimated capital requirements during the next twelve-month period; we will be required to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

There are no assurances that we will be able to obtain further funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down, diversify or perhaps even cease the operation of our business.

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

Exploration and Development Costs

Our proposed work program includes recommendations with a proposed budget of $180,000:

1. Should the agreement with North Homestake Mining Company be completed, the Company would move to complete an exploration drilling permit with the DENR of South Dakota and USFS on the Blind Gold Property located in South Dakota. Surface sampling of the property can start without a permit and is scheduled upon completion of the definitive agreement.

2. Continue land access negotiations with the surface owners on Condoroma and Condoroma South geothermal properties in Peru.

3. Work programs on the two Condoroma properties would be similar in nature for each: broader coverage of the shallow-temperature gradient surveys, additional re-processing of existing data (magnetic, gravity, GETECH, and especially for the audio-magnetotelluric data), ground magnetic and vlf surveys to help detail map structure. The seismic method has also been used to good effect to help map pregnant geothermal structures at depth. Favorable results would by followed-up by the drilling of deeper, but still relatively shallow wells for the purposes of temperature test readings.

4. The geothermal wells portion of the recommended work for the Properties is contingent on the results of reprocessing existing geophysical data and new geophysical surveys.

During the next twelve-month period, we plan to concentrate all exploration activities on our geothermal properties in State of Nevada and Peru, and gold property in South Dakota upon completion of the North Homestake acquisition.  Given the current difficult economic environment, the Company is considering alternatives to conventional financing due to the limited availability of financing at desirable terms.

Capital Expenditures

As of March 31, 2012, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

CAPITAL RESOURCES

The Company had no material commitments for capital expenditures as of the end of the latest fiscal year.

RESULTS OF OPERATIONS

As at March 31, 2012, we had working capital deficit of $1,511,877. Our financial statements report a net loss of $1,819,877 for the fiscal year ended March 31, 2012 as compared to $2,561,307 for the fiscal year ended March 31, 2011. Our accumulated losses for the period from February 6, 2002, our date of inception, to March 31, 2012 was $13,596,302.

The decrease in the net loss was due to an increase in exploration costs and a decrease in the impairment of an intangible asset.

Our total liabilities as of March 31, 2012 were $1,514,904, as compared to total liabilities of $1,094,798 as at March 31, 2011. The change was due primarily to increases in accounts payable and accrued liabilities and increase in notes payable to a related party.

Cash Flow Used in Operating Activities

Operating activities used cash of $205,713 for the fiscal year ended March 31, 2012, compared to using $109,603 for the fiscal year ended March 31, 2011.  The increase in cash used during the fiscal year ended March 31, 2012 was mainly due to the following three factors: (i) the impairment of goodwill in 2011; (ii) the decrease of the Company’s net loss in fiscal year ended March 31, 2012; and, (ii) increases due to the Company’s write off of geothermal leases in fiscal year ended March 31, 2012.

Cash Flow Provided by Financing Activities

Financing activities provided cash flows of $163,574 for the fiscal year ended March 31, 2012 as compared to used cash of $104,871 for the fiscal year ended March 31, 2011. The increase is due mainly to the increase of notes payable.

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

Due to the uncertainty of our company’s ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended March 31, 2012, our company’s independent auditors included an explanatory paragraph regarding concerns about our company’s ability to continue as a going concern.

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

It is the opinion of management that the audited financial statements for the fiscal year ended March 31, 2012 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

PLS CPA, A Professional Corp.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mustang Geothermal Corp.

(Formerly Urex Energy Corp.)

We have audited the accompanying consolidated balance sheets of Mustang Geothermal Corp. (formerly Urex Energy Corp.) and subsidiary (the “Company”) as of March 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from February 6, 2002 (inception) through March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mustang Geothermal Corp. (formerly Urex Energy Corp.) and subsidiary as of March 31, 2012 and 2011, and the result of its operations and its cash flows for the years then ended and for the period from February 6, 2002 (inception) through March 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

_________________________

PLS CPA, A Professional Corp.

June 29, 2012

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31	March 31,
	2012	2011
		(Audited)
ASSETS
Current Assets
Cash	$1,275	$43,989
Prepaid	-	211,181
Receivables	1,752	703
Total current assets	3,027	255,873

Geothermal Leases, net	1,767,500	2,877,500

Total Assets	$1,770,527	$3,133,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$839,877	$583,345
Due to related party	22,500	22,500
Line of credit	31,977	33,403
Notes payable to related party	520,550	355,550
Convertible notes payable	100,000	100,000

Total current liabilities	1,514,904	1,094,798

Stockholders' Equity
Common stock, $0.001 par value 300,000,000 shares authorized 34,492,057 shares issued and outstanding
	34,492	33,492
Preferred stock, $0.001 par value. 10,000,000 shares authorized. No shares outstanding and issued.
	-	-
Additional paid-in capital	13,818,008	13,781,508
Deficit accumulated during the exploration stage	(13,596,302)	(11,776,425)
Total comprehensive income	(575)	-
Total stockholders' equity	255,623	2,038,575

Total Liabilities and Stockholders' Equity	$1,770,527	$3,133,373

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended March 31, 2012 and 2011, and

For the period from February 6, 2002 (Date of Inception) to March 31, 2012

			For the Period from
	For the year	For the year	February 2, 2002
	ended	ended	(inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Depreciation	-	929	2,787
Depreciation – geothermal leases	251,667	222,500	474,167
Management fees	152,482	140,835	758,316
Professional fees	112,681	64,803	549,800
Consulting fees	97,817	34,180	720,167
Exploration costs	1,126,263	197,433	1,501,351
Interest on loans	39,350	20,446	157,647
Investor relation fees	-	-	415,097
Travel	1,321	20,276	68,319
General and administrative	38,296	34,906	258,890
Recovery of expenses	-		(5,575)
Impairment of intangible asset	-	1,825,000	7,560,753

Total operating expenses	1,819,877	2,561,308	12,461,719

Operating loss	(1,819,877)	(2,561,308)	(12,461,719)

OTHER INCOME
Interest income	-	1	10,127
Total other income	-	1	10,127

Net loss from continuing operations	$(1,819,877)	$(2,561,307)	$(12,451,592)

DISCONTINUED OPERATIONS
Gain (Loss) from disposal of subsidiary	-	-	(1,899,991)
Gain from disposal of subsidiary	-	-	755,281

Gain (Loss) on discontinued operations	-	-	(1,144,710)

NET INCOME (LOSS)	$(1,819,877)	$(2,561,307)	$(13,596,302)
Net loss per share for continuing operations basic and diluted	$(0.05)	$(0.15)	-

Net loss per share for discontinued operations basic and diluted	$-	$-	-

Weighted average common shares outstanding	33,904,625	17,295,961	-
- Basic and diluted

Comprehensive income (loss) Foreign currency translation	(575)	-	(575)

Comprehensive loss	$(1,820,452)	$(2,561,307)	$(13,596,877)

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the period February 6, 2002 (Date of Inception) to March 31, 2012

	Common Stock 300,000,000 shares authorized
			Additional			Accumulated	Total
	Shares	Par Value	Paid-In	Accumulated	Deferred	Comprehensive	Shareholders'
	Issued	$.001 per share	Capital	Deficit	Consulting Fees	Losses	Equity

BALANCE, MARCH 31, 2008	422,128	$422	$8,141,578	$(7,950,369)	$-	$(512)	$191,119
Shares issued for services	20,000	$20	$119,980	$-	$-	$-	$120,000
Shares issued for services	5,000	$5	$29,995	$-	$-	$-	$30,000
Shares issued for services	20,000	$20	$119,980	$-	$-	$-	$120,000
Shares issued for services	55,000	$55	$109,945	$-	$-	$-	$110,000
Net loss	-	$-	$-	$(1,404,241)	$-	$-	$(1,404,241)
Deferred consulting fees	-	$-	$-	$-	$(106,400)	$-	$(106,400)
Net change in foreign currency translation	-	$-	$-	$-	$-	$(24,715)	$(24,715)
BALANCE, MARCH 31, 2009	522,128	$522	$8,521,478	$(9,354,610)	$(106,400)	$(25,227)	$(964,237)
Shares issued for asset	500,000	$500	$999,500	$-	$-	$-	$1,000,000
Currency translation expensed upon sale of subsidiary	-	$-	$-	$-	$-	$25,227	$25,227
Net income	-	$-	$-	$139,492	$-	$-	$139,492
Deferred consulting fees	-	$-	$-	$-	$106,400	$-	106,400
Adjustment for reverse stock split	494,929	$495	$(495)	$-	$-	$-	$-
BALANCE, MARCH 31, 2010	1,517,057	$1,517	$9,520,483	$(9,215,118)	$-	$-	$306,882
Shares issued for asset @ $0.15	14,000,000	$14,000	$2,086,000	$-	$-	$-	$2,100,000
Shares issued for services @ $0.25	100,000	$100	$24,900	$-	$-	$-	$25,000
Shares issued for services @ $0.11	2,800,000	$2,800	$305,200	$-	$-	$-	$308,000
Shares issued for asset @ $0.12	15,000,000	$15,000	$1,785,000	$-	$-	$-	$1,800,000
Shares issued for services @ $0.80	75,000	$75	$59,925	$-	$-	$-	$60,000
Net income	-	$-	$-	$(2,561,307)	$-	$-	$(2,561,307)
BALANCE, March 31, 2011	33,492,057	$33,492	$13,781,508	$(11,776,425)	$-	$-	$2,038,575
Shares issued for services @ $0.0375	1,000,000	$1,000	$36,500	$-	$-	$-	$37,500
Change in foreign currency translation	-	$-	$-	$-	$-	$(575)	$(575)
Net income	-	$-	$-	$(1,819,877)	$-	$-	$(1,819,877)
BALANCE, March 31, 2012	34,492,057	$34,492	$13,818,008	$(13,596,302)	$-	$(575)	$255,623

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended March 31, 2012 and 2011, and

For the period February 6, 2002 (Date of Inception) to March 31, 2012

			For the Period
	For the year	For the year	from February 6,
	ended	ended	2002 (inception)
	March 31, 2012	March 31, 2011	to March 31, 2012
Net income (loss)	$(1,819,877)	$(2,561,307)	$(13,596,302)
Adjustments to reconcile net income to net cash:
(Income) loss from discontinued operations	-	-	1,899,991
Depreciation and amortization	-	929	6,682
Depreciation geothermal leases	251,667	222,500	474,167
Impairment of goodwill	-	1,803,532	7,539,285
Shares issued for services	37,500	393,000	810,500
Deferred consulting fees	-	-	-
Shares issued for assets	-	-	1,000,000
Geothermal lease write off	858,333		858,333
Changes in current assets and current liabilities:
Accounts receivable	(1,049)	(703)	(1,752)
Prepaid expense	211,181	(211,181)	-
Accounts payable	256,532	243,627	839,877
Discontinued operations, net	-	-	(2,281,857)
Net cash used in operating activities	(205,713)	(109,603)	(2,451,076)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	-	-	(755,281)
Purchase of assets	-	(25,000)	(25,000)
Purchase of fixed assets	-	-	(2,788)
Option agreement	-	-	(2,500)
Net cash used in investing activities	-	(25,000)	(785,569)

Cash Flows From Financing Activities:
Proceeds from purchase of assets	-	21,468	21,468
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	33,403	31,977
Proceeds from (repayments of) notes payable	165,000	50,000	543,050
Proceeds from (repayments of) line of credit	(1,426)	-	-
Convertible notes payable	-	-	100,000
Net cash provided by financing activities	163,574	104,871	3,238,495

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	-	1,665,773

Net cash flows from continued operations	(42,139)	(29,732)	1,138,997
Net cash flows from discontinued operations	-	-	(1,137,147)
Effect of foreign currency exchange	(575)	-	(575)
Cash and Cash Equivalents, Beginning of Period	43,989	73,721	-
Cash and Cash Equivalents, End of Period	$1,275	$43,989	$1,275

Supplementary Disclosure
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Disclosure of Noncash Transactions
Common stock issued for assets	$37,500	$(3,900,000)	$(4,900,000)

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

(Formerly UREX ENERGY CORP.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Cusco, Ayacuho and Arequipa in the country of Peru.

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

On March 9, 2012 Mustang entered into an agreement with North Homestake Mining Company to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. The closing of this agreement has not taken place and will be delayed until after certain filing requirements are met.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Mustang Geothermal Corp. and Andean Geothermic Energy, S.A.C. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The Company has accumulated a deficit of $13,596,302 since inception and, has yet to achieve profitable operations and further losses are anticipated in the development of its business, which raises substantial doubt about the Company's ability to continue as a going  concern.  At March 31, 2012, the Company had a working capital deficiency of $1,511,877. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that Capital will be available, or that it will be available on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.  For the purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

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

Impairment of Goodwill

The Company entered into an agreement with Genoa Energy Resources to acquire Andean Geothermic Energy SAC (“Andean”), a Peruvian company which in turn, holds 4 geothermal applications totaling 3600 hectares in the provinces of Cusco, Ayacucho and Arequipa in Peru.  The Company issued Genoa Energy Resources Inc. 15 million common shares of the Company that was valued at $0.12 on the transaction date and $25,000 cash payment.  This acquisition was recorded as a purchase of Andean.  The value of Andean was determined as the consideration paid plus the fair market value of the shares issued and the cash payment.  The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the residual balance recorded as goodwill.  Because Andean has no proven mineral reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of the acquisition.

Net Loss Per Share

Basic net loss per share (“EPS”) is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by Accounting Standards Codification  260, "Earnings Per Share". There are no potentially dilutive securities outstanding. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computations.  Fully diluted shares outstanding were 34,492,057 as of March 31, 2012, and there were no stock options and warrants issued.

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

Note 3

Common Stock

On July 22, 2010, Financial Industry Regulatory Authority (FINRA) approved a 200 to 1 reverse stock split of the Company’s common stock, and a name change to Mustang Geothermal Corp.   The pre-split shares were 204,425,600 and the post split amount was 1,517,057 shares.  There was an adjustment of 494,929 shares for the reverse stock split to adjust holdings so that no shareholders have less than 200 common stock of the Company post-split as a result of the split.  As of March 31, 2012, the total issued and outstanding was 34,492,057.

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

As of March 31, 2011, there were outstanding 33,492,057 shares of common stock. For the year ended March 31, 2012, there were outstanding 34,492,057 shares of common stock.

Note 4

Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA.  The Company had planned to commence an exploration drill program as soon as financing could be arranged. As at September 1, 2011, the Company has decided not to maintain the lease fees and therefore will no longer own these mining claims.

Note 5

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

Properties in Peru:

Properties	Department	Area (Ha)
Banos Del Inca	Arequipa	900
Condoroma, Condoroma South	Cusco	1,800
Ninobamba	Ayacucho	900
Paclla	Arequipa	900
Atecata and Coline	Puno	1,800
	TOTAL	6,300 Ha

Note 6

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

Note 7

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life. The geothermal leases are amortized over 10 years.

		Accumulated
	Cost	Amortization	Net
March 2010 - geothermal leases	$1,000,000	$141,667	$858,333
August 2010 - geothermal leases	$2,100,000	$332,500	$1,767,500

Sub -total	$3,100,000	$474,167	$2,625,833

Terminated geothermal leases	$(1,000,000)	$(141,667)	$(858,333)

Total	$2,100,000	$332,500	$1,767,500

On September 1, 2011, the Company has terminated the geothermal leases purchased in March 2010 due to negative results. $858,333 was written off.

Note 8

Related Party Transactions

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of March 31, 2012, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  During the year ended March 31, 2012, the Company incurred $120,000 in management fees from Minera Teles Pires Inc.  As at March 31, 2012, the Company owed Minera Teles Pires $545,579 for management fees and out of pocket expenses.

Effective February 24, 2012, the Company entered into a consulting contract with Jerikodie, Inc., a South Dakota corporation controlled by Gerald Aberle, the Company’s director, Vice President and Chief Operating Officer. The agreement provides for compensation of $9,000 per month. To date the Company has not paid any of the $11,250 due and owing under the contract up to March 31, 2012, and the Company expects to be able to make payments under the contract once it obtains financing. The term of the contract is one year.

Note 9

Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now in default. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share ($20.00 per share after adjustment due to 200 to 1 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of March 31, 2012, this note is outstanding.

Date	Principal	Interest
Aug 15, 2008	$100,000	$18,375

Note 10

Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 26,397	$ 109,172
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 5,954	$ 24,754
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 31,178	$ 131,178
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 29,726	$ 133,701

Total			$ 305,550	$ 93,255	$ 398,805

The following promissory notes payable are unsecured and bear interest at 12% per annum.

Date	Maturity	Interest rate	Principal	Interest	Total
Mar 25, 2011	Mar 25, 2012	12% per annum	$ 50,000	$ 6,115	$ 56,115
Apr 27, 2011	Apr 27, 2012	12% per annum	$ 50,000	$ 5,573	$ 55,573
Jun 16, 2011	Jun 16, 2012	12% per annum	$ 50,000	$ 4,750	$ 54,750
Aug 19, 2011	Aug 19, 2012	12% per annum	$ 15,000	$ 1,110	$ 16,110
Oct 20, 2011	Oct 20, 2012	12% per annum	$ 15,000	$ 803	$ 15,803
Jan 23, 2012	Jan 23, 2013	12% per annum	$ 10,000	$ 224	$ 10,224
Jan 27, 2012	Jan 27, 2013	12% per annum	$ 15,000	$ 316	$ 15,316
Feb 13, 2012	Feb 13, 2013	12% per annum	$ 10,000	$ 154	$ 10,154

Total			$ 215,000	$ 19,045	$ 234,045

As of March 31, 2012, the balance of promissory notes payable amounted to $520,550.

Note 11

Line of Credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000).  The balance of this Line of Credit at March 31 2012 is $31,977.

Note 12

Income Tax

The Company has net operating losses carried forward of $9,825,233 (2010 – 8,044,691) available to offset taxable income in future years which expire beginning in fiscal 2024.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2012 $	May 31, 2011 $

Net loss before income taxes per financial statements	(1,819,877)	(2,561,307)

Income tax rate	35%	35%

Income tax recovery	(636,957)	(896,457)

Permanent differences	-	-

Temporary differences	-	638,750

Change in valuation allowance	636,957	(257,704)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2012 and 2011 are as follows:

	May 31, 2012 $	May 31, 2011 $
Net operating loss carry-forward	3,438,831	2,815,642
Impairment loss	638,750	638,750
Valuation allowance	(4,077581)	(3,454,392)

Net deferred income tax asset	–	–

Note 13

Entry to Definitive Material Agreement

On March 9, 2012 the Company entered into an agreement with North Homestake Mining Company to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. The closing of this agreement has not taken place and will be delayed until after certain filing requirements are met.

Conditions precedent to the closing of the transaction are: (i) The Registrant’s affecting a ten for one reverse split of its common stock; (ii) Changing the name of the Registrant to Dakota Territory Resource Corp; and, (iii) Applying for and changing the ticker symbol of the Registrant consistent with the proposed name change. The transaction was agreed to close on March 31, 2012, or as soon as is legally practicable in anticipation of regulatory review by the Securities and Exchange Commission and the Financial Industry Regulatory Authority.

Note 14

Consulting Agreement

On February 9, 2012 the Company engaged a consultant to advise, consult and assist the Company in developing and implementing plans and strategies, and assist in public relations and communications for a one year period.  The Company agreed to issue to the consultant a payment of restricted shares of the Company’s stock in an amount equal to 4.999% of the Company’s issued and outstanding stock (post reverse stock split) within ten business days of the completion of the Company’s reverse stock split to occur during the first half of the year of 2012.

Note 15

Entry into Material Agreement

On March 8, 2012, a Special Shareholders Meeting was held in Reno, Nevada.  Called and held in accordance with the Company’s by-laws, 21,625,000 shares, or approximately 63% of the total common shares issued and eligible to cast votes, voted to approve and authorize the Board of Directors of the Company to: 1) Implement a 10:1 reverse split on all of the common shares of the Company; 2) Change the name of the Company to Dakota Territory Resource Corp, and apply for a new ticker symbol; and 3) Acquire all of the issued and outstanding common shares of North Homestake Mining Company (North Homestake), a Nevada Corporation.

Note 16

Subsequent Events

Subsequent to March 31, 2012, the Company is working on filing the 14C proxy statement regarding the agreement with North Homestake Mining Company.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with a change in accountants reported by the Company on Form 8-K filed with the SEC on July 8, 2011, there were no disagreements of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting

Disclosure Controls and Procedures

Management of the Company is responsible for maintaining disclosure controls and procedures over financial reporting that using a framework designed to ensure that financial information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified in the Securities and Exchange Commission’s rules and forms, consistent with Items 307 and 308 of Regulation S-K.

In addition, the disclosure controls and procedures framework must ensure that such financial information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision of our Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer, Mr. Richard Bachman, and other persons carrying out similar review functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that its disclosure controls and procedures were effective to provide reasonable assurances confirming that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Historical Material Changes to the Company’s Internal Controls in 2011

Readers are directed to the Company’s discussions of its internal controls and procedures contained in its amended annual report on Form 10-K/A for the year ended March 31, 2011, and its amended quarterly report on Form 10-Q/A for the quarter ended December 31, 2010. The Company filed these amended reports on February 6, 2012 and February 3, 2012 respectively.

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

As a result of the foregoing, the Company reported in our quarterly reports for June 30, 2011, September 30, 2011 and December 31, 2011 that our internal controls and procedures over financial reporting were effective to provide reasonable assurances that information disclosed was effectively accumulated, communicated, recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management’s Annual Report on the Effectiveness of Its Internal Control over Financial Reporting

At the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision of Mr. Richard Bachman our Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective to detect the inappropriate application of US GAAP standards.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by management, our legal counsel, our accounting personnel and our independent auditors. Under the guidance of our Chief Executive Officer and Chief Financial Officer, we are assessing our internal controls and procedures on an on-going basis regarding our financial reporting and financial close process, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an on-going basis.

Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

Management assessment of the effectiveness of its internal control over financial reporting as of the period covered by this report is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2012 was effective in the specific areas described in the “Disclosure Controls and Procedures” section above.

Item 9B. Other Information.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Effective February 24, 2012, Director Brian Cole and Director and Chief Financial Officer and Principal Accounting Officer Kevin Pikero resigned their respective positions with the registrant. Neither Mr. Cole nor Mr. Pikero held a position on any committee of the board of directors at the time of the their resignations. Neither Mr. Cole nor Mr. Pikero communicated to the Company that their respective decisions to resign their positions with the Company was caused by a disagreement with the Company, known to an executive officer of the Company, as defined in 17 CFR 240.3b-7, on any matter relating to our operations, policies or practices.

On February 24, 2012, we announced the appointment by nomination and election to its board of directors of Gerald Aberle and Gerry Berg. Neither the Company nor Mr. Richard Bachman had any prior understanding or arrangement with respect to the selection, nomination and election of Mr. Aberle or Mr. Berg to its board of directors. The Company will not place Mr. Aberle nor Mr. Berg on any committee of the board of directors and the Company does not expect to place either Mr. Aberle or Mr. Berg on any such committee.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer	57	September 28, 2005
Gerald Aberle	Director, Vice President & Chief Operating Officer	54	February 24, 2012
Gerry Berg	Director	65	February 24, 2012

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

Mr. Gerald Aberle – Director

Mr. Aberle graduated in 1980 from South Dakota School of Mines and Technology with a bachelor of science degree in mining engineering. He has over 30 years of experience in the minerals industry, including 22 years with Homestake Mining Company at the Homestake gold mine in Lead, S.D. Mr. Aberle's mining background includes extensive engineering, operations management and project management experience. Over the past 14 years, Mr. Aberle has consulted in the mining, underground construction and minerals exploration business for clients including Homestake Mining Co., Barrick Gold Corp., the State of South Dakota and the University of Washington in connection with the planning and development of the National Science Foundation's national deep underground science and engineering laboratory.  Over the past 4 years, Mr. Aberle has held numerous corporate management positions in the junior exploration business.  Mr. Aberle also has more than 17 years of private business experience in the United States, primarily in the land development and construction industries.

Mr. Gerry Berg – Director

Mr. Berg has over 30 years of senior management experience working with private and public companies. His overall emphasis has been on Finance and Operations. Mr. Berg has served a number of public companies as their President, Chief Financial Officer, Board member or as a financial consultant.

Mr. Berg’s career includes experience in public offerings, mergers and acquisitions, development of strategic business plans, cash management, cost and budget controls, and tax planning.

Mr. Berg holds a Bachelors of Arts in Accounting from Walsh College.  Mr. Berg became a Certified Public Accountant (CPA) in the State of Michigan in 1979 and in the State of California in 1984.  Mr. Berg does not currently practice as a CPA.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2012, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Richard Bachman	Nil	Nil	Nil
Gerald Aberle	Nil	Nil	Nil
Gerry Berg	Nil	Nil	Nil

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

Corporate Governance

Nomination Process

As of March 31, 2012, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

We believe that the members of our board of directors our capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, and the Company’s Chief Financial Officer and Chief Accounting Officer, Mr. Richard Bachman.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

ITEM 11.  EXECUTIVE COMPENSATION.

General

The particulars of compensation paid to the following persons:

(a)

Our principal executive officer;

(b)

One of our executive officers who were serving as executive officers at the year ended March 31, 2012; and

(c)

Up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended March 31, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Richard Bachman President(1)	2012 2011 2010 2009 2008 2007 2006	120,000 120,000 120,000 120,000 120,000 120,000 60,000(2)	Nil Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil	120,000 120,000 120,000 120,000 120,000 120,000 60,000

(1)

Mr. Bachman was appointed our President on September 28, 2005.

(2)

Effective October 1, 2005, we began paying under a management consulting agreement with Mineral Teles Pires Inc., a company controlled by Mr. Bachman.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 is deferred until financing is obtained by our company.  During the year ended March 31, 2012, the Company incurred $120,000 in management fees from Minera Teles Pires Inc. As at March 31, 2012, the Company owed Minera Teles Pires $545,579 for management fees and out of pocket expenses.

Effective February 24, 2012, the Company entered into a consulting contract with Jerikodie, Inc., a South Dakota corporation controlled by Gerald Aberle, the Company’s director, Vice President and Chief Operating Officer. The agreement provides for compensation of $9,000 per month. To date the Company has not paid any of the $11,250 due and owing under the contract up to March 31, 2012, and the Company expects to be able to make payments under the contract once it obtains financing. The term of the contract is one year.

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

Outstanding Equity Awards at Fiscal Year-End

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,000,000 shares of our common stock.  As of March 31, 2012, no options were issued under our 2007 Stock Option Plan.

During the year ended March 31, 2012, we did not grant any options to purchase shares of our common stock and no stock options were exercised.

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard Bachman	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	Nil
Gerald Aberle	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	Nil

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 31, 2011.  Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	736,716	2.14%
Gerald Aberle c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	Nil	N/A
Gerry Berg 4093 Oceanside Boulevard Ste. B Oceanside, CA 92056	Nil	N/A
Genoa Energy Resources Ltd 1894 US Highway 50 East, Ste. 4-630 Carson City, NV 89701	12,400,000	35.95%
Dakota Resource Holdings, LLC 1303 Silverbrook Lane Spearfish, SD 57783	2,600,000	7.54%
Minera Cerro El Diablo, Inc. 59 Damonte Ranch Parkway, #209 Reno, NV 89521	4,125,000	11.96%
Minera, Inc. 216 Lemmon Drive, #166 Reno, NV 89506	2,500,000	7.25%
International Mineral Resources, Ltd. C/O NO 1 Caribbean Place P.O. BOX 97, Leeward Highway, Turks & Caicos Islands, BWI	80,001	00.23%
All Directors and Officers as a Group	816,717	02.37%

(1)

Based on 34,492,057 shares of common stock issued and outstanding as of March 31, 2012.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Equity Compensation Plan Information

This information can be found under Item 5 – “Market for Common Equity and Related Stockholder Matters.”

Changes in Control

Genoa Energy Resources Ltd controls 12,400,000 shares of the Company’s common stock giving it a 35.95% interest in the Company.  There have been no changes to the Company’s board other than the resignations of Mr. Kevin Pikero and Mr. Brian Cole and approval of Mr. Gerry Berg and Mr. Gerald Aberle to join the board as a director of the Company. The number of directors of the Company remains at three.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 is deferred until financing is obtained by our company.  During the year ended March 31, 2012, the Company incurred $120,000 in management fees from Minera Teles Pires Inc.  As at March 31, 2012, the Company owed Minera Teles Pires $545,579 for management fees and out of pocket expenses.

Effective February 24, 2012, the Company entered into a consulting contract with Jerikodie, Inc., a South Dakota corporation controlled by Gerald Aberle, the Company’s director, Vice President and Chief Operating Officer. The agreement provides for compensation of $9,000 per month. To date the Company has not paid any of the $11,250 due and owing under the contract up to March 31, 2012, and the Company expects to be able to make payments under the contract once it obtains financing. The term of the contract is one year.

Director Independence

Our board of directors has determined that none of our present board members are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed PLS, CPA, A Professional Corporationas independent auditors to audit our financial statements for the current fiscal year on June 10, 2011.  The aggregate fees billed by PLS, CPA, A Professional Corporation for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-K for the fiscal year ended March 31, 2012 and 2011 was $45,000.00 and nil, respectively.

All Other Fees

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors.  Under the policy, the board of directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence.  Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

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

10.4	Agreement and Plan of Merger between Urex Energy Corp. and Lakefield Ventures Inc., dated June 8, 2006 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.5	Form of Subscription Agreement with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.6	Form of Series A Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.7	Form of Series B Warrant Certificate with certain investors incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006
10.8	Agreement with New-Sense Geophysics Limited incorporated by reference from our Annual Report on Form 10-KSB filed on July 17, 2007
10.9	Agreement with N.A. Dergerstrom, Inc., dated January 31, 2008 incorporated by reference from our Annual Report on Form 10KSB filed July 15, 2008
10.10	Convertible Note with Four Tong Investments Limited, dated August 19, 2008 incorporated by reference on Form 8-K filed on August 26, 2008
10.11	Share Purchase Agreement with SGI Partners, LLC dated August 4, 2009 incorporated by reference on Form 8-K filed on August 7, 2009
10.12	Share Purchase Agreement with Patagonia dated February 9, 2010 incorporated by reference from our Form 10-Q filed February 22, 2010
10.13	Purchase Agreement with Enco Explorations Inc., dated March 23, 2010
31*	Section 302 Certification of Richard Bachman
32*	Section 906 Certification of Richard Bachman
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG GEOTHERMAL CORP.

/s/ Richard Bachman

By: Richard Bachman

President, Secretary and Director

(Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer)

Dated: June 26, 2012

/s/ Gerald Aberle

By: Gerald Aberle

Vice President, Director

(Chief Operating Officer)

Dated: June 26, 2012

/s/ Gerry Berg

By: Gerry Berg

Director

Dated: June 26, 2012