Form 10-Q
period 2012-06-30
MUSTANG GEOTHERMAL CORP
filed 2012-08-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2012

Or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number  000-50191

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

34,492,057 common shares issued and outstanding as of June 30, 2012

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2012 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

MUSTANG GEOTHERMAL CORP
Formerly UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$1,194	$1,275
Receivables	1,809	1,752
Total current assets	3,003	3,027

Geothermal Leases, net	1,715,000	1,767,500

Total Assets	$1,718,003	$1,770,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$964,161	$839,877
Due to related party	22,500	22,500
Line of credit	31,015	31,977
Notes payable to related party	550,550	520,550
Convertible notes payable	100,000	100,000

Total current liabilities	1,668,226	1,514,904

Stockholders' Equity
Common stock, $0.001 par value 300,000,000 shares authorized 34,492,057 shares issued and outstanding,
	34,492	34,492
Preferred stock, $0.001 par value. 10,000,000 shares authorized. No shares outstanding and issued.
	-	-
Additional paid-in capital	13,818,008	13,818,008
Deficit accumulated during the exploration stage	(13,801,722)	(13,596,302)
Total comprehensive income	(1,001)	(575)
Total stockholders' equity	49,777	255,623

Total Liabilities and Stockholders' Equity	$1,718,003	$1,770,527

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP
Formerly UREX ENERGY CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2012 and 2011, and
For the period from February 6, 2002 (Date of Inception) to June 30, 2012

			For the Period from
	For the three	For the three	February 2, 2002
	months ended	months ended	(inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Depreciation	-	-	2,787
Depreciation – geothermal leases	52,500	77,500	526,667
Management fees	57,000	30,776	815,316
Professional fees	67,572	35,344	608,372
Consulting fees	1,781	31,329	721,948
Exploration costs	-	175,018	1,501,351
Interest on loans	15,352	7,851	172,999
Investor relation fees	-	-	415,097
Travel	903	1,198	69,222
General and administrative	10,312	9,656	269,202
Recovery of expenses	-		(5,575)
Impairment of intangible asset	-	-	7,560,753

Total operating expenses	205,420	368,672	12,667,139

Operating loss	(205,420)	(368,672)	(12,667,139)

OTHER INCOME

Interest income	-	-	10,127
Total other income	-	-	10,127

Net loss from continuing operations	$(205,420)	$(368,672)	$(12,657,012)
			.

DISCONTINUED OPERATIONS

Gain (Loss) from disposal of subsidiary	-	-	(1,899,991)
Gain from disposal of subsidiary	-	-	755,281

Gain (Loss) on discontinued operations	-	-	(1,144,710)

NET INCOME (LOSS)	$(205,420)	$(368,672)	$13,801,722

Net loss per share for continuing operations basic and diluted
	$(0.01)	$(0.01)

Net loss per share for discontinued operations basic and diluted
	$-	$-

Weighted average common shares outstanding - Basic and diluted	34,492,057	33,492,057

Comprehensive income (loss)
Foreign currency translation	(427)	(2,522)	(1,001)

Comprehensive loss	$(205,847)	$(371,194)	$13,802,723

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP
Formerly UREX ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2012 and 2011, and
For the period February 6, 2002 (Date of Inception) to June 30, 2012
			For the Period
	For the three	For the three	from February 6,
	months ended	months ended	2002 (inception)
	June 30, 2012	June 30, 2011	to June 30, 2012
Net income (loss)	$(205,420)	$(368,672)	$(13,801,722)
Adjustments to reconcile net income to net cash:
(Income) loss from discontinued operations	-	-	1,899,991
Depreciation and amortization	-	-	6,682
Depreciation geothermal leases	52,500	77,500	526,667
Impairment of goodwill	-	-	7,539,285
Shares issued for services	-	-	810,500
Deferred consulting fees	-	-	-
Shares issued for assets	-	-	1,000,000
Geothermal lease write off	-		858,333
Changes in current assets and current liabilities:
Accounts receivable	(57)	(732)	(1,809)
Prepaid expense	-	114,537	-
Accounts payable	124,285	52,824	964,161
Discontinued operations, net	-	-	(2,281,857)

Net cash used in operating activities	(28,692)	(124,543)	(2,479,769)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	-	-	(755,281)
Purchase of assets	-	-	(25,000)
Purchase of fixed assets	-	-	(2,788)
Option agreement	-	-	(2,500)

Net cash used in investing activities	-	-	(785,569)

Cash Flows From Financing Activities:
Proceeds from purchase of assets	-	-	21,468
Proceeds from the issuance of common stock	-	-	2,542,000
Proceeds from line of credit	-	-	31,977
Proceeds from (repayments of) notes payable	30,000	100,000	573,050
Proceeds from (repayments of) line of credit	(962)	(272)	(962)
Convertible notes payable	-	-	100,000

Net cash provided by financing activities	29,038	99,728	3,267,533

Effect of Exchange Rate Changes on Cash	-	-	-
Cash held in trust	-	-	(1,665,773)
Cash released from trust during current period	-	-	1,665,773

Net cash flows from continued operations	346	(24,815)	1,139,342

Net cash flows from discontinued operations	-	-	(1,137,147)

Effect of foreign currency exchange	(427)	(2,522)	(1,001)

Cash and Cash Equivalents, Beginning of Period	1,275	43,989	-

Cash and Cash Equivalents, End of Period	$1,194	$16,652	$1,194

Supplemental Disclosure of Noncash Transactions
Common stock issued for assets	$-	$-	$(4,900,000)

See accompanying notes to the financial statements

MUSTANG GEOTHERMAL CORP

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 1

Summary of Significant Accounting Policies

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2012 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2012 annual financial statements.

Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ended March 31, 2013.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Mustang Geothermal Corp. and Andean Geothermic Energy, S.A.C. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2

Nature and Continuance of Operations

Mustang Geothermal Corp., (the “Company”) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to Urex Energy Corp. Additionally on July 22, 2010 the Company changed its name from Urex Energy Corp to Mustang Geothermal Corp reflecting a change in business. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of geothermal properties.  Upon location of a commercial geothermal energy resource, the Company expects to actively prepare the site for the extraction of geothermal energy and the production of renewal electrical power.

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

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $13,801,722 since inception and,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, which raises substantial  doubt  about the  Company's  ability to continue as a going  concern.  At June 30, 2012, the Company had a working capital deficiency of $1,665,223.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 4

Net Loss Per Share

Basic net loss per share (“EPS”) is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by Accounting Standards Codification  260, "Earnings Per Share". There are no potentially dilutive securities outstanding. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computations.  Fully diluted shares outstanding were 34,492,057 as of June 30, 2012, and there were no stock options and warrants issued.

Note 5

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

Note 6

Common Stock

On July 22, 2010, Financial Industry Regulatory Authority (FINRA) approved a 200 to 1 reverse stock split of the Company’s common stock, and a name change to Mustang Geothermal Corp.   The pre-split shares were 204,425,600 and the post split amount was 1,517,057 shares.  There was an adjustment of 494,929 shares for the reverse stock split to adjust holdings so that no shareholders have less than 200 common stock of the Company post-split as a result of the split.  As at June 30, 2012, the total issued and outstanding was 34,492,057.

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

As of June 30, 2012, there were outstanding 34,492,057 shares of common stock.

Note 7

Mineral Properties

In December 2005, the Company acquired 100% interest in the La Jara Mesa Extension uranium property consisting of 137 unpatented mining claims of approximately 2,740 acres through staking, in the Grants Mining District of Cibola County in New Mexico, USA.  The Company planned to commence a drilling exploration program as soon as financing is arranged. As at September 1, 2011, the Company has decided not to maintain the lease fees and therefore will no longer own these mining claims.

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

Note 10

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The geothermal leases are amortized over 10 years.

		Accumulated
	Cost	Amortization	Net
March 2010 - geothermal leases	$1,000,000	$141,667	$858,333
August 2010 - geothermal leases	$2,100,000	$385,000	$1,715,000

Sub -total	$3,100,000	$526,667	$2,573,333

Terminated geothermal leases	$(1,000,000)	$(141,667)	$858,333)

Total	$2,100,000	$385,000	$1,715,000

On September 1, 2011, the Company has terminated the geothermal leases purchased in March 2010 due to negative results. $858,333 was written off.

Note 11

Related Party Transactions

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of June 30, 2012, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  During the three months ended June 30, 2012, the Company incurred $30,000 in management fees from Minera Teles Pires Inc.  As at June 30, 2012, the Company owed Minera Teles Pires $580,079 for management fees and out of pocket expenses.

Note 12

Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now default. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share ($20.00 per share after adjustment due to 200 to 1 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of June 30, 2012, this note is outstanding.

Date	Principal	Interest
Aug 15, 2008	$100,000	$19,639

Note 13

Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 27,429	$ 110,204
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 6,189	$ 24,989
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 32,425	$ 132,425
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 31,021	$ 134,996

Total			$ 305,550	$ 97,064	$ 402,614

The following promissory notes payable are unsecured and bear interest at 12% per annum.

Date	Maturity	Interest rate	Principal	Interest	Total
Mar 25, 2011	Mar 25, 2012	12% per annum	$ 50,000	$ 9,397	$ 5,9397
Apr 27, 2011	Apr 27, 2012	12% per annum	$ 50,000	$ 8,247	$ 58,247
Jun 16, 2011	Jun 16, 2012	12% per annum	$ 50,000	$ 6,504	$ 56,504
Aug 19, 2011	Aug 19, 2012	12% per annum	$ 15,000	$ 1,558	$ 16,558
Oct 20, 2011	Oct 20, 2012	12% per annum	$ 15,000	$ 1,253	$ 16,253
Jan 23, 2012	Jan 23, 2013	12% per annum	$ 10,000	$ 522	$ 10,522
Jan 27, 2012	Jan 27, 2013	12% per annum	$ 15,000	$ 764	$ 15,764
Feb 13, 2012	Feb 13, 2013	12% per annum	$ 10,000	$ 454	$ 10,454
Apr 04, 2012	Apr 04, 2013	12% per annum	$ 20,000	$ 572	$ 20,572
Jun 14, 2012	Jun 14, 2013	12% per annum	$ 10,000	$ 53	$ 10,053

Total			$ 245,000	$ 29,324	$ 274,324

Three notes issued on Mar. 25, 2011, Apr. 27, 2011 and Jun. 16, 2011 are now overdue and applied default rate of 24%.

As of June 30, 2012, the balance of promissory notes payable amounted to $550,550.

Note 14

Line of Credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000).  The balance of this Line of Credit at June 30, 2012 is $31,015.

Note 15

Entry to Definitive Material Agreement

On March 9, 2012 the Company entered into an agreement with North Homestake Mining Company to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. The closing of this agreement has not taken place and will be delayed until after certain filing requirements are met.

Conditions precedent to the closing of the transaction are: (i) The Company’s affecting a ten for one reverse split of its common stock; (ii) Changing the name of the Company to Dakota Territory Resource Corp; and, (iii) Applying for and changing the ticker symbol of the Company consistent with the proposed name change. The transaction was agreed to close on March 31, 2012, or as soon as is legally practicable in anticipation of regulatory review by the Securities and Exchange Commission and the Financial Industry Regulatory Authority.

In order to affect implementation of the material definitive agreement, the Company and North Homestake on June 29, 2012 agreed to extend the time to complete the closure of the transaction until September 30, 2012.

Note 16

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

Note 17

Subsequent Events

Subsequent to March 31, 2012, the Company filed its preliminary Form 14C Proxy Statement with the SEC on July 9, 2012 and is in the process of responding to SEC comments.

The company entered into a promissory note on August 9, 2012 of $20,000 at a rate of 12% per annum for 1 year.

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

The Company is currently focusing its efforts on the acquisition of North Homestake Mining Company and the exploration and development of North Homestake's gold properties in the Black Hills of South Dakota.

Plan of Operations And Cash Requirements

The financial/cash position necessary to support proposed exploration programs for the year will require additional new financing between $500,000 to $1,000,000. At the time of this filing the Company has not secured this financing, although it is actively pursuing various financing options. As has been previously discussed in those sections of this filing dealing with concerns regarding the Company remaining a “going concern,” readers are reminded that without the Company obtaining sufficient funding, it will not be able to enact its strategies discussed herein. Further, without funding the Company’s ability to continue as a going concern is in doubt.

The Company’s planned exploration program will consist of a limited evaluation of the Company’s highest ranked geothermal leases in Peru and is subject to revision pending the North Homestake acquisition.  Additionally, the budget and any use of proceeds covering any acquired equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions.

Table : Proposed Exploration Expenditures (USD x $000) – 12 month period
Salaries & Wages	$20
Consulting and Technical Services	$30
Surface work	$20
Environmental	$10
Property Costs	$40
Administrative & General	$50
Machinery expense	$10
TOTAL	$180

We anticipate incurring the following costs during the next twelve-month period: $30,000 on consulting and technical services; $20,000 on salaries and wages; $20,000 on surface work; $10,000 on environmental permitting expenses; $40,000 on property costs; $50,000 on administrative & general; and an additional $10,000 in machinery expense.  As a result, we anticipate that we will incur approximately $180,000 in operating expenses during the next twelve-month period. The Company may incur additional unknown costs associated with its proposed acquisition of North Homestake Mining Company and “The Blind Gold Property.” As of the date of the filing of this Report, the closing of the transaction to acquire the outstanding stock of North Homestake and “The Blind Gold Property” is pending and subject to conditions precedent to closing, including the Company affecting a ten for one reverse split of its common shares and changing the name of the Company to Dakota Territory Resource Corp. On March 8, 2012, pursuant to the Registrant’s By Laws and applicable Nevada Revised Statutes, shareholders representing 21,625,000 shares, or approximately 63% of the total common shares issued and eligible to cast votes, held a Special Shareholder Meeting and considered, approved and authorized the terms of the acquisition transaction with North Homestake. The Company intends to proceed with the transaction and to file the necessary Proxy Statement with the SEC and related documents with FINRA after the filing of this Report.

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

Exploration and Development Costs

Our proposed work program recommendations are within the proposed budget of $180,000:

The Company’s planned exploration program will consist of a limited evaluation of the Company’s highest ranked geothermal leases in Peru and is subject to revision pending the North Homestake acquisition.  Additionally, the budget and any use of proceeds covering any acquired equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions.

During the next twelve-month period, the Company has decided to put any significant exploration activities on hold.  Given the current difficult financial and economic environment the Company is considering alternatives to conventional financing due to limited availability of financing at desirable terms.

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

For the three month period ended June 30, 2012 and June 30, 2011.

We did not generate any revenues for the three months ended June 30, 2012 and June 30, 2011.  Our operating activities during these periods consisted primarily of the continued assessment of geothermal leases in the State of Nevada and Country of Peru and the acquisition of North Homestake Mining Company.

Operating expenses for the three month period ended June 30, 2012 were $205,420 compared to $368,672 for the three months ended June 30, 2011. Operating expenses generally consist of depreciation, management fees, professional fees, consulting fees, exploration costs, interest on loans, investor relation fees and general and administrative expenses. Exploration costs were $0 for the three months ended June 30, 2012 compared to $175,018 for the three months ended June 30, 2011.

Our net loss for the three months period ended June 30, 2012, was $205,420 as compared to $368,672 for the three month period ended June 30, 2011. The decrease in the losses is mainly attributable to the decrease in exploration costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had working capital of $(1,665,223).  Our total liabilities, consisting of current liabilities, as of June 30, 2012 were $1,668,226, as compared to total liabilities, consisting of current liabilities, of $1,514,904 as of June 30, 2011.  The increase in our total liabilities was primarily due to increases in accounts payable and accrued liabilities, and notes payable.  Our total assets as of June 30, 2012 were $1,718,003 as compared to total assets of $1,770,527 as of June 30, 2011. This decrease in total assets was due to the mainly the ammonization of  geothermal leases.

Cash Flow Used in Operating Activities

Operating activities used cash of $28,692 for the three-month period ended June 30, 2012, compared to using $124,503 for the three month period ended June 30, 2011.  The decrease in cash used is mainly attributable to the decrease in net loss.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $29,038 for the three months period ended June 30, 2012 as compared to generating cash of $99,728 for the three months period ended June 30, 2011. The decrease is mainly due to the Company’s receipts of proceeds from notes payable.

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

At the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer Chief Financial Officer, and Principal Accounting Officer Mr. Richard Bachman, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective to detect the inappropriate application of US GAAP standards.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company evaluates and assesses its internal controls and procedures regarding it’s financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an ongoing basis.

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

To address these material weaknesses, the Company established a communications work flow between management and its inside accounting personnel including establishing date specific deadlines in which management communicates in writing with its inside accounting personnel relevant facts and documents necessary for generating internal accounting recordkeeping that is accurate and necessary for timely reporting to the Commission. Additionally, the Company established communication requirements such that once the Company’s internal accounting recordkeeping is finalized, it is communicated in writing amongst management, inside accounting personnel and the Company’s independent auditor. Further, any and all communications related to the processed internal accounting recordkeeping conveyed to our independent auditor, must be followed up in a confirmed writing to all concerned, including management, our inside accountant and our independent auditor. The Company believes that this work flow as implemented addressed the above noted material weaknesses because it insures that all relevant parties, including management, our inside accounting personnel and our independent auditor, will have confirmed in writing that the information accumulated and communicated is accurate in order to timely report same consistent with the Company’s reporting obligations to the Commission.

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

Management assessed the effectiveness of our internal control over financial reporting as of the period covered by this report. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of June 30, 2012 was effective in the specific areas described in the “Disclosure Controls and Procedures” section above.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $205,420 for the three months period ended June 30, 2012, and cumulative net losses of $13,801,722 from inception at February 6, 2002.  As of June 30, 2012 we had working capital of $(1,665,223).  We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to June 30, 2012, we have incurred aggregate net losses of approximately $13,801,722. Our net loss from operations for the three month period ended June 30, 2012 was $205,420.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006
(4)	Instruments defining the rights of security holders, including indentures
4.1	2008 Stock Plan, effective October 16, 2008 (incorporated by reference from our registration statement of Form S-8 filed on October 29, 2008)
4.2	Form of Stock Option Agreement (incorporated by reference from our registration statement of Form S-8 filed on October 29, 2008)
4.3	Form of Restricted Share Grant Agreement (incorporated by reference from our registration statement of Form S-8 filed on October 29, 2008)

Exhibit Number	Description
(10)	Material Contracts
10.1	Consulting Agreement between our company and Minera Teles Pires Inc., dated September 27, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
10.2	Assignment Agreement between our company and International Mineral Resources Inc., dated September 22, 2005 incorporated by reference from our Current Report on Form 8-K filed on September 29, 2005
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

10.13	Purchase Agreement with Enco Exploration Inc., dated March 23, 2010 incorporated by reference on Form 8-K filed on March 23, 2010
10.14	Purchase Agreement with Minera Inc., dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.15	Purchase Agreement with Dakota Resource Holding LLC, dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.16	Purchase Agreement with Minera Cerro El Diablo Inc., dated August 26, 2010 incorporated by reference on Form 8-K filed on August 31, 2010
10.17	Share Purchase Agreement with Genoa Energy Resources Inc. And Andean Geothermic Energy SAC, dated November 5, 2010 incorporated by reference on Form 8-K filed on November 8, 2010
10.18	Common Stock Share Exchange Agreement with North Homestake Mining Company dated March 9, 2012 incorporated by reference on Form 14C Preliminary filed on July 9, 2012
10.19	Amendment to Common Stock Share Exchange Agreement with North Homestake Mining Company dated June 29, 2012 incorporated herein by reference on Form 8-K filed June 29, 2012
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification of Richard Bachman
(32)	Section 1350 Certification
32.1*	Section 906 Certification of Richard Bachman
(99)	Additional Exhibits
99.2	Independent Review of the Rio Chubut Uranium Project prepared by Brian Cole, P.Geo., dated September 23, 2005 incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG GEOTHERMAL CORP.

By: /s/ Richard Bachman

Richard Bachman

President, CEO and Director

(Principal Executive Officer)

By: /s/ Richard Bachman

Richard Bachman

CFO, Principal Accounting Officer and Director

(Principal Financial Officer)

Date:    August 14, 2012