Form 10-Q/A
period 2012-06-30
MUSTANG GEOTHERMAL CORP
filed 2012-08-20
CIK 1182737

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Mustang Geothermal Corp. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Filed with original Form 10-Q on August 13, 2012.

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

Date:    August 17, 2012

4