Form 10-Q
period 2012-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2012-11-19
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number: 000-50191

DAKOTA TERRITORY RESOURCE CORP

(Exact name of registrant as specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10580 N. McCarran Blvd., Building 115 – 208, Reno, Nevada 89503
(Address of principal executive offices) (zip code)

775.747.0667
(Registrant’s telephone number, including area code)

MUSTANG GEOTHERMAL CORP
(If there is a name change, the Former Name of registrant)

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

Yes      . No   X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,121,332 common shares issued and outstanding as of September 30, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and the information incorporated by reference herein may contain “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These statements, which involve risks and uncertainties, reflect our current expectations, intentions, or strategies regarding our possible future results of operations, performance, and achievements. Forward-looking statements include, without limitation: statements regarding future development; statements regarding future selling, general and administrative costs and research and development spending; statements regarding our development strategy; and statements regarding future financial performance, results of operations, capital expenditures and sufficiency of capital resources to fund our operating requirements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission and common law.

These forward-looking statements may be identified in this report and the information incorporated by reference by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “should” and similar terms and expressions, including references to assumptions and strategies. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•

Limited operating history in our new business model;

•

Our ability to successfully expand our operations and manage our future growth;

•

Costs to bring our property into production, including but not limited to exploration work, preparation of production feasibility studies, and construction of production facilities;

•

Difficulty in managing our growth and expansion;

•

Limited capital resources;

•

Market prices for the minerals to be produced;

•

Dilutive effects of any potential need to raise additional capital;

•

The deterioration of economic conditions;

•

Our common stock is currently classified as a penny stock

•

Our stock price may experience future volatility;

•

The illiquidity of our common stock;

•

Substantial sales of shares of our common stock;

•

Environmental compliance regulations and restraints; and

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended March 31, 2011.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We have no obligation and do not undertake to update or revise any such forward-looking statements to reflect events or circumstances after the date of this report.

Actual results may vary materially from those in such forward-looking statements as a result of various factors. No assurance can be given that the risk factors described in this Quarterly Report on Form 10-Q are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Quarterly Report on Form 10-Q to the “Company,”  “we,” “our,” and “us” refer to Dakota Territory Resource Corp.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Management’s opinion is that the interim financial statements for the quarter ended September 30, 2012 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$6,361	$-
Receivables	1,807	-
Total current assets	8,168	-

Geothermal Leases, net	-	-

Total Assets	$8,168	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,072,931	$333
Due to related party	22,500	-
Line of credit	33,235	-
Notes payable to related party	570,550	-
Convertible notes payable	105,000	-

Total current liabilities	1,804,216	333

Stockholders' Equity
Common stock, $0.001 par value 300,000,000 shares authorized 35,121,332 shares issued and outstanding,
	35,121	30,000
Preferred stock, $0.001 par value. 10,000,000 shares authorized. No shares outstanding and issued.
	-	-
Additional paid-in capital	(1,707,085)	45,000
Deficit accumulated during the exploration stage	(123,675)	(75,333)
Total comprehensive income	(409)	-
Total stockholders' equity	(1,796,048)	(333)

Total Liabilities and Stockholders' Equity	$8,168	$-

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2012 and 2011, and
For the period from April 12, 2011 (Date of Inception) to September 30, 2012

					For the Period from
	For the three	For the three	For the six	For the period	April 12, 2011
	months ended	months ended	months ended	from Apr 12, 2011	(inception) to
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	to 'Sep 30, 2011	Sep 30, 2012

OPERATING EXPENSES
Depreciation	-	-	-	-	-
Depreciation – geothermal leases	-	-	-	-	-
Management fees	3,167	-	3,167	-	3,167
Professional fees	43,512	-	43,512	-	43,512
Consulting fees	-	-	-	-	-
Exploration costs	-	8,990	-	11,548	74,644
Interest on loans	1,108	-	1,108	-	1,108
Investor relation fees	-	-	-	-	-
Travel	-	-	-	-	-
General and administrative	555	-	555	-	1,244
Recovery of expenses	-	-	-	-	-
Impairment of intangible asset	-	-	-	-	-

Total operating expenses	48,342	8,990	48,342	11,548	123,675

Operating loss	(48,342)	(8,990)	(48,342)	(11,548)	(123,675)

OTHER INCOME
Interest income	-	-	-	-	-
Total other income	-	-	-	-	-

Net loss from continuing operations	$(48,342)	$(8,990)	$(48,342)	$(11,548)	$(123,675)
					.
NET INCOME (LOSS)	$(48,342)	$(8,990)	$(48,342)	$(11,548)	$(123,675)

Comprehensive income (loss) Foreign currency translation
	(409)	-	(409)	-	(409)

Comprehensive loss	$(48,751)	$(8,990)	$(48,751)	$(11,548)	$(124,084)

Net loss per share for continuing operations basic and diluted
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share for discontinued operations basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding - Basic and diluted	30,278,333	30,000,000	30,139,927	30,000,000

DAKOTA TERRITORY RESOURCE CORP
Formerly Mustang Geothermal Corp
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2012 and 2011, and
For the period April 12, 2011 (Date of Inception) to September 30, 2012

	For the six	For the six	For the Period
	months ended	months ended	from April 12,
	Sep 30, 2012	Sep 30, 2011	2011 (inception)
			to Sep 30, 2012

Net income (loss)	$(48,342)	$(11,548)	$(123,675)
Adjustments to reconcile net income to net cash:
Shares issued for services	33,443	-	33,443
Amortization of debt discount	555	-	555
Changes in current assets and current liabilities:
Accounts payable	14,344	11,548	14,677
Net cash used in operating activities	-	-	(75,000)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	-	-	-
Net cash used in investing activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	75,000	75,000
Proceeds from related parties	-	(75,000)	-
Convertible notes payable	-	-	-
Net cash provided by financing activities	-	-	75,000

Net cash flows from continued operations	-	-	-
Effect of foreign currency exchange	-	-	-
Cash and Cash Equivalents, Beginning of Period	6,361	-	6,361

Cash and Cash Equivalents, End of Period	$6,361	$-	$6,361

Supplemental Disclosure of Noncash Transactions

Receivable increased by reorganization	$1,807	$-	$1,807
Accounts payable and accrued liability by reorganization	$1,058,254	$-	$1,058,254
Due to related party increased by reorganization	$22,500	$-	$22,500
Line of credit increased by reorganization	$33,235	$-	$33,235
Notes payable to related party increased by reorganization	$570,550	$-	$570,550
Convertible notes payable increased by reorganization	$104,445	$-	$104,445

DAKOTA TERRITORY RESOURCE CORP

(Formerly Mustang Geothermal Corp)

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ended March 31, 2013.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Dakota Territory Resource Corp., formerly Mustang Geothermal Corp., and Andean Geothermic Energy, S.A.C.  On September 26, 2012, the Company was re-organized with North Homestake Mining Company. All significant intercompany balances and transactions have been eliminated in consolidation.  North Homestake Mining Company is deemed to be the accounting acquirer.

Note 2

Nature and Continuance of Operations

Dakota Territory Resource Corp., (the “Company”) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to Urex Energy Corp. Additionally on July 22, 2010 the Company changed its name from Urex Energy Corp to Mustang Geothermal Corp reflecting a change in business. In September 2012, the Company changes its name from Mustang Geothermal Corp to Dakota Territory Resource Corp, reflecting a change in business.  The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.  Upon location of a commercial mineral reserve, the Company expects to actively prepare the site for the extraction.

On March 9, 2012 the Company entered into an agreement with North Homestake Mining Company to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. The Agreement was completed on September 26, 2012.  At the same time, the Financial Industry Regulatory Authority, Inc. or FINRA, approved the Company’s name change from Mustang Geothermal Corp to Dakota Territory Resource Corp and a reverse stock split of 10 to 1.  The merger was accounted for as a “reverse merger” and North Homestake Mining Company is deemed to be the accounting acquirer.  North Homestake Mining Company was incorporated in the State of Nevada on April 12, 2011.  The merger was recorded as a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in capital and par value of Common Stock.

The Company entered into an agreement with Enco Explorations Inc. on March 18, 2010 to purchase certain Geothermal Leases in exchange for 100,000,000 shares (50,000 shares post reverse split) of the Company’s common stock, which was valued at $0.01 on the transaction date. On September 1, 2011, the Company decided not to continue with these geothermal properties due to negative test results.  Consequently, the Company has terminated these geothermal leases.

Effective July 22, 2010, the Financial Industry Regulatory Authority, Inc. or FINRA, approved the Company’s name change from Urex Energy Corp to Mustang Geothermal Corp to Mustang Geothermal Corp and a reverse stock split of 200 to 1.

On August 26, 2010, the Company entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.15 on the transaction date (1.4 million shares post reverse split).  On August 15, 2012, the Company decided not to continue with these geothermal properties due to unsuccessful financing efforts.  The Company was not able to pay the annual rental payments and has therefore abandoned these properties.

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment (1.5 million shares post reverse split).  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Cusco, Ayacuho and Arequipa in the country of Peru.

On May 1, 2011 the United States Department of the Interior – Bureau of Land Management granted the Company title to geothermal lease N-089598 which was obtained through the competitive bid process.  The lease is located in Washoe County, Nevada and consists of an area of 1,409 acres.

On December 2, 2011 the Company acquired through its Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata, Coline, and Condoroma South properties are located in the Departments of Puno and Cusco, respectively and each comprises an area of 900 hectares.

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $124,084 since inception and,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, which raises substantial  doubt  about the  Company's  ability to continue as a going  concern.  At September 30, 2012, the Company had a working capital deficiency of $1,796,048.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available. It will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 4

Net Loss Per Share

Basic net loss per share (“EPS”) is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by Accounting Standards Codification 260, "Earnings Per Share". There are no potentially dilutive securities outstanding. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. Fully diluted shares outstanding were 35,121,332 as of September 30, 2012, and there were no stock options and warrants issued.

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

Note 6

Common Stock

On September 26, 2012, Financial Industry Regulatory Authority (FINRA) approved a 10 to 1 reverse stock split of the Company’s common stock, and a name change to Dakota Territory Resource Corp.  The pre-split shares were 34,492,057 and the post split amount was 3,449,206 shares.  There was no adjustment on the shares for the reverse stock split.

On September 26, 2012, the Company issued 30,000,000 shares at $ 0.001 per share for the acquisition of North Homestake Mining Company to exchange all outstanding shares of North Homestake Mining Company.

The Company also issued 1,672,126 common shares at $0.02 per share totalling $33,443 for legal services.

As at September 30, 2012, the total issued and outstanding shares were 35,121,332.

Note 7

Mineral Properties

On September 26, 2012, the Company was re-organized with North Homestake Mining Company.  With this re-organization, the Company now has 84 unpatented lode mining claims of approximately 1600 acres known as the Blind Gold Property located in the Black Hills of South Dakota.  The company planned to commence an exploratory program as soon as financing is arranged.

Note 8

Geothermal Leases and Properties

On March 18, 2010, the Company acquired 100% interest of three geothermal leases located in the State of Nevada.  These leases were purchased from ENCO Explorations, Inc. in exchange for 100,000,000 shares of Company’s common stock, which was valued at $0.01 on the date of the transaction (50,000 shares post reverse stock split of 10 to 1).  The initial lease tenure is 10 years and is renewable up to 40 years, providing that geothermal production has been realized in the initial term.  The annual lease payment is $3/acre for the first 10 years, approximately $16,386 for the 5462 acres noted here.  The Leasing Act states that future electrical production sold from the leases would attract a gross royalty of 1.75% for the first ten years of lease and 3.50% for the remaining term of the lease.  As at September 1, 2011, the Company decided not to continue with these geothermal properties due to negative results.  Consequently, the Company has terminated these geothermal leases.  During the year ended March 31, 2012, the Company wrote off the remaining $858,333 from the original $1,000,000 valued price.

Lease Serial Number	County	Acres
NVN 86858	Pershing	1920
NVN 86933	White Pine	1120
NVN 86930	White Pine	2422
	TOTAL	5462 Acres

On August 26, 2010, the Company acquired 100% interest of three geothermal leases located in the State of Nevada.  These leases were purchased from Minera Inc., Minera Cerro El Diablo Inc. and Dakota Resource Holdings LLC in exchange for the Company’s common stock valued at $0.15 per share in the amount of 3,000,000 shares, 5,000,000 shares and 6,000,000 shares, respectively (1.4 million shares post reverse stock split of 10 to 1).  The initial lease tenure is 10 years and is renewable up to 40 years, providing that geothermal production has been realized in the initial term.  The annual lease payment is $3/acre for the first 10 years, approximately $29,400 for the 9800 acres noted here. The Leasing Act states that future electrical production sold from the leases would attract a gross royalty of 1.75% for the first ten years of lease and 3.50% for the remaining term of the lease.  As at August 15, 2012, the Company decided not to continue with these geothermal properties as the Company was unable to pay the annual payments due on these properties.  During the six months ended September 30, 2012, the Company wrote off the remaining $1,688,750 from the original $2,100,000 valued price.

Lease Serial Number	County	Acres
NVN 88490	Lander	3660
NVN 88475	Mineral	4420
NVN 88494	Nye	1720
	TOTAL	9800 Acres

In May 2011, the Company obtained an additional geothermal lease in the State of Nevada through the public lease auction. The lease serial number is NVN089598 located in Washoe County, and consists of 1,409 acres (570 hectares) was terminated on August 15, 2012.

Properties in Peru:

On November 5, 2010, the Company acquired 99.99% shares of Andean Geothermic Energy SAC, a Peruvian Corporation that has access to four geothermal applications consisting of 3,600 hectares (8896 acres) in the province of Arequipa.  The Company paid 15 million shares of common stock valued at $0.12 per share with a $25,000 cash payment (1.5 million shares post reverse stock split of 10 to 1).   The $25,000 cash payment has not been paid as at the date of this report.

The Company has a two-year lease to explore for geothermal energy consistent with the concessions it acquired that expires on October 1, 2012.  If the exploratory work is successful, then the Company may choose to apply to convert the exploration concessions into exploitation concessions that have a renewable ten-year term.  Subsequent to September 30, 2012, the exploration concessions has expired and the Company will not convert its exploration concessions into exploitation concessions.

The following geothermal leases in the Peruvian subsidiary expired:

Properties	County	Area (Ha)
Banos Del Inca	Arequipa	900
Condoroma	Cusco	900
Ninobamba	Ayacucho	900
Paclla	Arequipa	900
	TOTAL	3,600 Hectares

On December 2, 2011 the Company acquired through its Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata, Coline, and Condoroma South properties are located in the Departments of Puno and Cusco, respectively and each comprises an area of 900 hectares.

The following exploration geothermal concessions in the Peruvian subsidiary are active and the concessions will expire December 2, 2013:

Properties	County	Area (Ha)
Atecata	Puno	900
Coline	Puno	900
Condoroma South	Cusco	900
	TOTAL	2700 Hectares

Note 9

Acquisition of Peruvian Subsidiary

On November 5, 2010, the Company acquired 99.99% shares of Andean Geothermic Energy SAC (“Andean”), a Peruvian Corporation that has concessions of four geothermal properties consisting of 3,600 hectares (8,896 acres) in the provinces of Cusco, Ayacucho and Arequipa.  The Company paid 15 million shares of common stock valued at $0.12 per share with a $25,000 cash payment (1.5 million shares post reverse stock split of 10 to 1).  The $25,000 cash payment has not been paid as at the date of this report.  This acquisition was recorded as a purchase of Andean.  The value of Andean was determined as the consideration paid plus the fair market value of the shares issued and the cash payment.  The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the residual balance recorded as goodwill.  Because Andean has as of yet no proven geothermal energy reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of the acquisition.

Note 10

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful life.  The geothermal concessions are amortized over 10 years.

Accumulated
	Cost	Amortization	Net
March 2010 - geothermal leases	$ 1,000,000	$ 141,667	$ 858,333
August 2010 - geothermal leases	$ 2,100,000	$ 411,250	$ 1,688,750

Sub -total	$ 3,100,000	$ 552,917	$ 2,547,083

Terminated geothermal leases	$ (3,100,000)	$ (552,917)	$ (2,547,083)

Total	$ -	$ -	$ -

On September 1, 2011, the Company has terminated the geothermal leases purchased in March 2010 due to negative results. $858,333 was written off.

As at September 30, 2012, the Company decided to discontinue its geothermal leases in the State of Nevada.  The decision to reduce and/or eliminate overhead costs associated with its geothermal leases was based on the successful acquisition of North Homestake Mining Company and the Company’s commitment to focus the its energies and financial resources going forward on gold exploration in the Black Hills of South Dakota.  The Company wrote off the remaining $1,688,750.

Note 11

Related Party Transactions

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of September 30, 2012, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  During the six months ended September 30, 2012, the Company incurred $60,000 in management fees from Minera Teles Pires Inc.  As at September 30, 2012, the Company owed Minera Teles Pires $614,579 for management fees and out of pocket expenses.

Note 12

Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now default. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share ($20.00 per share after adjustment due to 200 to 1 reverse stock split; $200 per share after a further adjustment due to 10 to 1 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of September 30, 2012, this note is outstanding.

Date	Principal	Interest
Aug 15, 2008	$100,000	$20,917

On August 15, 2012, the Company executed a 12% convertible note of $20,000 that is due February 13, 2012.  The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price of the lowest bid price during previous 5 days trading before the conversion date.  As of September 30, 12, this note is outstanding.

Date	Principal	Interest
Aug 15, 2012	$ 20,000	$ 302

Proceeds from note	$20,000
Value allocated to additional paid in capital	20,000
Balance allocated to convertible note payable	-

Amortized discount	5,000
Balance, convertible note payable	$5,000

At September 30, 2012, the balance of the convertible notes payable amounted to $105,000.

Note 13

Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 28,472	$ 111,247
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 6,426	$ 25,226
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 33,685	$ 133,685
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 32,332	$ 136,307

Total			$ 305,550	$ 100,915	$ 406,465

The following promissory notes payable are unsecured and bear interest at 12% per annum.

Date	Maturity	Interest rate	Principal	Interest	Total
Mar 25, 2011*	Mar 25, 2012	12% per annum	$ 50,000	$ 12,785	$ 62,785
Apr 27, 2011*	Apr 27, 2012	12% per annum	$ 50,000	$ 11,634	$ 61,634
Jun 16, 2011*	Jun 16, 2012	12% per annum	$ 50,000	$ 9,892	$ 59,892
Aug 19, 2011*	Aug 19, 2012	12% per annum	$ 15,000	$ 2,476	$ 17,476
Oct 20, 2011	Oct 20, 2012	12% per annum	$ 15,000	$ 1,706	$ 16,706
Jan 23, 2012	Jan 23, 2013	12% per annum	$ 10,000	$ 825	$ 10,825
Jan 27, 2012	Jan 27, 2013	12% per annum	$ 15,000	$ 1,218	$ 16,218
Feb 13, 2012	Feb 13, 2013	12% per annum	$ 10,000	$ 756	$ 10,756
Apr 04, 2012	Apr 04, 2013	12% per annum	$ 20,000	$ 1,177	$ 21,177
Jun 14, 2012	Jun 14, 2013	12% per annum	$ 10,000	$ 355	$ 10,355
Aug 08, 2012	Aug 08, 2013	12% per annum	$ 20,000	$ 349	$ 20,349

Total			$ 265,000	$ 43,173	$ 308,173

*The notes issued on March  25, 2011, April 27, 2011, June 16, 2011 and August 19, 2011 are now overdue and a default rate of 24% interest was applied.

As of September 30, 2012, the balance of promissory notes payable amounted to $570,550.

Note 14

Line of Credit

The Company executed a note with a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000).  The balance of this Line of Credit at September 30, 2012 was $33,235.

Note 15

Entry to Definitive Material Agreement

On March 9, 2012 the Company entered into an agreement with North Homestake Mining Company to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. The closing of this agreement took place on September 26, 2012.  30,000,000 common shares valued at $0.001 per share were issued to North Homestake Mining Company

Conditions precedent to the closing of the transaction are: (i) The Company’s affecting a ten for one reverse split of its common stock; (ii) Changing the name of the Company to Dakota Territory Resource Corp; and, (iii) Applying for and changing the ticker symbol of the Company consistent with the proposed name change. The transaction was agreed to close on March 31, 2012, or as soon as is legally practicable in anticipation of regulatory review by the Securities and Exchange Commission and the Financial Industry Regulatory Authority.

Note 16

Consulting Agreement

On February 9, 2012 the Company engaged a consultant to advise, consult and assist the Company in developing and implementing plans and strategies, and assist in public relations and communications for a one year period.  The Company agreed to issue to the consultant a payment of restricted shares of the Company’s stock in an amount equal to 4.999% of the Company’s issued and outstanding stock (post reverse stock split) within ten business days of the completion of the Company’s reverse stock split to occur during the first half of the year of 2012.  The shares were issued to the consultant in October 2012.

Note 17

Subsequent Events

Subsequent to September 30, 2012, the Company issued 1,672,126 common shares to Constellation Asset Advisors for consulting services.

Subsequent to September 30, 2012, four of the geothermal leases in the Peruvian subsidiary expired and the Company did not renew the concessions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Corporate History

The Company was incorporated in Nevada on February 6, 2002 under the name of Lakefield Ventures Inc.

Effective June 2, 2006, we increased the authorized common stock from 50,000,000 shares, par value $0.001, to 150,000,000 shares, par value $0.001, and affected an 11.4 for one (1) forward stock split of the issued and outstanding common stock.

On June 8, 2006, we completed an assignment agreement, dated September 22, 2005, entered into between us and International Mineral Resources Ltd., (IMR) a company organized under the laws of the Turks & Caicos Islands, whereby IMR agreed to assign its right, title and interest in and to an option agreement entered into between IMR and United Energy Metals S.A. to us. The option agreement allowed for the holder of the option to acquire 99.8% property position of 170,000 hectare Rio Chubut Property located in Argentina. On December 7, 2005, IMR exercised the option to acquire 99.8% of the equity in United Energy Metals. As consideration for the assignment of the option from IMR to us, we were required to issue 8,000,000 shares to IMR and pay $50,000.00. The Rio Chubut Property was held by a majority-owned subsidiary of IMR, United Energy Metals S.A., an Argentina company, of which we owned 99.8% of the issued and outstanding capital stock.

Effective July 3, 2006, we changed our name from “Lakefield Ventures Inc.” to “Urex Energy Corp.” as a result of a merger with Urex Energy Corp., a wholly-owned subsidiary that was incorporated solely to effect the name change.  In addition, on July 3, 2006, we affected a two (2) for one (1) forward stock split of the authorized, issued and outstanding common stock.  As a result, the Company was authorized to issue up to 300,000,000 shares of common stock, par value $0.001.

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

As a part of an on-going reorganization of the Company’s business activity, we decided to diversify into the geothermal energy field. On March 18, 2010 we entered into an agreement with Enco Explorations Inc. to purchase certain Geothermal Leases in exchange for 100,000,000 shares (500,000 shares post reverse split) of the Company’s common stock, which was valued at $0.01 on the transaction date.

On April 1, 2010 we held a stockholders meeting and a majority of the stockholders voted to approve a name change for the Company and a 200 to 1 reverse stock split.  Effective July 22, 2010, FINRA, approved the Company’s name change from Urex Energy Corp to Mustang Geothermal Corp. and a reverse stock split of 200 to 1.

On August 26, 2010 we entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.15 on the transaction date.

On November 5, 2010 we completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a US$25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Arequipa, Ayacucho, and Cusco in country of Peru.

On December 2, 2011 we acquired through our Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata, Coline, and Condoroma South properties are located in the Departments of Puno and Cusco, respectively and each comprises an area of 900 hectares.

Funding Challenges Negatively Effecting Geothermal Operations

Since inception, the Company has been primarily engaged in the acquisition and exploration of uranium and geothermal properties. To date, the Company has not yet realized any revenues from operations, and reported a cumulative loss from operations of $13,596,877 from February 2, 2002 – the Company’s inception date, to the fiscal year ended March 31, 2012.  To date, the Company has not explored its project areas in state of Nevada and seven projects areas in Peru for geothermal energy resources due to the lack of adequate financing.

In order to maintain its operations, the Company has had to rely upon funding in the form of notes payable, convertible notes payable and a line of credit that for the fiscal year ended March 31, 2012 amounted to $1,514,904.

In its most recent annual report filed on Form 10-K for the fiscal year ended March 31, 2012, the Company reported that its continuation as a going concern was dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. To date, the Company has not arranged for reasonably agreeable financing comporting with prudent business judgment.

Our Consideration of Alternative Business Opportunities-The “Blind Gold Property” Acquisition

It is against this backdrop that the Company, by and through its board of directors, began considering available options that would address the Company’s financial condition and its operations. Two of our present board members, Mr. Richard Bachman and Mr. Gerald Aberle, notified us that they were the sole shareholders, officers and directors in North Homestake Mining Company, a Nevada corporation that possessed rights to 1600 acres known as the "Blind Gold Property" located approximately 3 miles northwest of the historic Homestake Gold Mine in South Dakota, which before closing in 2002, had produced over 40 million ounces of gold.

Mr. Bachman’s professional background included 22 years working with the now closed Homestake Mining Company from 1980 to 2002 in various capacities ranging from exploration to mine operations. Mr. Bachman was also Homestake Mining Company’s Regional Geologist for Peru where he directed a staff of 10 and refocused Homestake’s existing exploration program, which resulted in the evaluation of 83 properties in 24 months and yielded one new discovery. From 2001 to 2002, he was Homestake’s Regional Geologist, International Special Projects, where he designed and successfully implemented reconnaissance programs in southern Argentina that resulted in the evaluation of 63 properties with five advancing and the coordination and field review of 22 properties.

Mr. Aberle’s resume also included 22 years with Homestake Mining Company at the Homestake gold mine in Lead, S.D. Mr. Aberle's mining background included extensive engineering, operations management and project management experience. Over the past 14 years, Mr. Aberle consulted in the mining, underground construction and minerals exploration business for clients including Homestake Mining Co., Barrick Gold Corp., the State of South Dakota and the University of Washington in connection with the planning and development of the National Science Foundation's national deep underground science and engineering laboratory.

The Company undertook a review of the desirability and feasibility of acquiring North Homestake’s “Blind Gold Property.” Mr. Bachman and Mr. Aberle presented to the Company information and their own professional and practical opinions concerning the opportunity for a significant gold discovery at the “Blind Gold Property,” based upon historic geologic information.

We conducted a study and consideration of the opportunity presented by the “Blind Gold Property.” Our board considered whether the possible acquisition of the “Blind Gold Property” was desirable and concluded that the acquisition fell squarely within the ambit of the Company’s business category of mining; and, that the opportunity appeared to present a valuable asset that could reasonably and foreseeably, in an exercise of prudent business judgment, result in returning value to our shareholders.

Finding it a desirable acquisition, we determined that we had no cash to offer as consideration, and could not obtain financing to obtain such cash consideration to acquire the “Blind Gold Property.”

Given our overall deleterious financial condition, we discussed whether the Company could acquire the “Blind Gold Property” using common stock as consideration. We exercised reasonably prudent business judgment by weighing our present financial and operational position against the opportunity presented in the “Blind Gold Property” acquisition, and negotiated in good faith and in full disclosure concerning related parties to agreeable terms for a common stock share exchange, resulting in our acquisition of all of the outstanding common stock of North Homestake and the Company’s acquisition of the “Blind Gold Property”, conditioned on our conducting a 10 for 1 reverse split of our common stock, and changing our name to Dakota Territory Resource Corp. Thereafter, we agreed to issue to North Homestake’s two shareholders: Mr. Richard Bachman and Mr. Gerald Aberle, fifteen million shares each of the Company’s post reverse split common stock, in exchange for all of the outstanding shares of North Homestake and our assumption of North Homestake’s business including the “Blind Gold Property.”

On March 8, 2012, a special shareholders meeting was held and a majority of our shareholders entitled to vote approved our entry into the material definitive agreement to accomplish our acquisition of the “Blind Gold Property, consistent with the above terms. Our board of directors also unanimously approved entering into the transaction. On March 6, 2012, North Homestake’s board of directors and shareholders also approved entrance into the transaction. We took action to amend our articles of incorporation with the State of Nevada consistent with the terms of the material definitive agreement, and on September 26, 2012, after SEC and FINRA review, the ten for one reverse split was made effective, along with our name change to Dakota Territory Resource Corp. North Homestake is treated as the “accounting acquirer” in the accompanying financial statements.  In the transaction, the Company issued 30,000,000 post reverse split common shares to the shareholders of North Homestake; such shares represented, immediately following the transaction, 89.08% of the outstanding shares of the Company.  The transaction was accounted for as a “reverse merger” and a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

On September 27, 2012, we issued a total of thirty million shares of our post reverse split common stock to Messrs. Bachman and Aberle pursuant to the terms of the material definitive agreement.

Our Current Business

After the closing of the material definitive agreement resulting in our acquisition of the “Blind Gold Property,” we examined the wisdom of continuing to attempt to fund our geothermal projects in tandem with our interest in exploration of the “Blind Gold Property.” After due consideration, we determined that in order to focus our reasonable attention and resources on the “Blind Gold Property,” we would terminate or otherwise not maintain our geothermal properties in Nevada, our unpatented uranium mining claims in New Mexico, and our exploration concessions in the Country of Peru. We determined to terminate abandon or otherwise write off these projects based on the determination that (i) new opportunities to fund the Company's planned geothermal projects are not likely to materialize in the foreseeable future; (ii) the substantial overhead costs associated with maintaining its property position in Peru and Nevada is detrimental to current and future efforts to finance exploration of the “Blind Gold Property”; and (iii) the diversion of any new finances to overhead costs associated with its geothermal properties is in conflict with the Company's overall objective of creating shareholder value through the focus of its energy and resources on gold exploration in the Black Hills.  As a result of management's decision, Dakota Territory wrote off its geothermal assets in the State of Nevada as at September 30, 2012 and will write off its property assets in Country of Peru when such future holding costs become due.

Plan of Operations And Cash Requirements

The financial/cash position necessary to support our proposed exploration program for the “Blind Gold Property” for the next year will require additional new financing in an amount between $2,000,000 and $2,500,000.  At the time of this filing the Company has not secured this financing, although it is actively pursuing various financing options. As has been previously discussed in those sections of this filing dealing with concerns regarding the Company remaining a “going concern,” readers are reminded that without the Company obtaining sufficient funding, it will not be able to enact its strategies discussed herein. Further, without funding the Company’s ability to continue as a going concern is in doubt.

The main project elements of the Company’s planned exploration programs for the “Blind Gold Property” consist of a comprehensive surface sampling program, airborne geophysical survey, approximately 11,600 feet of core drilling and an independent technical assessment of the property.  Additionally, the budget and any use of proceeds covering any acquired equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions.

Table : Proposed Exploration Expenditures (USD) – 12 month period
Sampling/Airborne/Drilling	$ 1,201,400
Project Overhead/Administration	$ 245,000
Technical Services/Consulting	$ 74,000
Permits/Environmental	$ 75,000
Equipment Purchase and Rentals	$ 42,000
Property Costs	$ 56,000
TOTAL	$ 1,693,400

We anticipate incurring the following costs during the next twelve-month period: $1,201,400 on sampling, airborne survey and drilling; $245,000 on project overheads and administration; $74,000 on technical services and consulting; $75,000 on environmental and permitting expenses; $42,000 on equipment purchases and rentals; and $56,000 in property costs. In addition, we anticipate that we will incur approximately $290,000 in corporate operating expenses during the next twelve-month period, which results in a total cash requirement of $1,983,400. To the extent possible, it is also our intent to satisfy the outstanding notes that have come due or will become due over the next 12-month period.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve-month period total $1,983,400. Our current working capital will not be sufficient to cover our estimated capital requirements over the next twelve-month period; we will be required to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

For the three-month and six-month periods ended September 30, 2012 and September 30, 2011.

We did not generate any revenues for the three and six months ended September 30, 2012 and September 30, 2011.

Our operating activities during these periods consisted of the assessment of geothermal leases in the State of Nevada and Country of Peru and the acquisition of North Homestake Mining Company.

Our net loss for the three months ended September 30, 2012 was $48,342 and the net loss for the three months ended September 30, 2011 was $8,990. The net loss at September 30, 2012 was due primarily to an increase in professional fees of $43,512 and the net loss of $8,990 for the three months ended September 30, 2011 was due to exploration costs.

Our net loss for the six months ended September 30, 2012 was $48,342 and the period April 12, 2011 to September 30, 2011 was $11,548. The net loss at September 30, 2012 was due primarily to an increase in professional fees of $43,512 and the net loss of $11,548 for the period April 12, 2011 to September 30, 2011 was due to exploration costs.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2012, we have not commenced operations regarding the “Blind Gold Property.” As at September 30, 2012, we had cash on hand of $6,351. There was $0 cash flow from operating activities for the six months ended September 30, 2012 and September 30, 2011.

As of September 30, 2012, we had working capital of $(1,796,048). Our total liabilities, consisting of current liabilities, as of September 30, 2012 were $1,804,216.  Our total assets as at September 30, 2012 were $8,168.

Cash Flow Used in Operating Activities

Operating activities used cash of $0 for the six months ended September 30, 2012, and $0 for the period April 12, 2011 to September 30, 2012.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our acquisition of North Homestake Mining Company.

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

Item 4.  Controls and Procedures.

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

Material Changes to the Company’s Internal Controls in 2011 As Reported in 2012

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

Management assessed the effectiveness of our internal control over financial reporting as of the period covered by this report. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of September 30, 2012 was effective in the specific areas described in the “Disclosure Controls and Procedures” section above.

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

Item 1A.  Risk Factors.

RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Readers are directed to review the risk factors contained in our annual report on Form 10-K for the year ended March 31, 2011, and our Definitive Information Statement filed on Form 14C on September 11, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2012, we issued fifteen million (15,000,000) restricted common shares to Richard Bachman pursuant to the closure of the material definitive agreement with North Homestake Mining Company, whereby we agreed to exchange common stock to acquire North Homestake Mining Company.

On September 27, 2012, we issued fifteen million (15,000,0000 restricted common shares to Gerald Aberle pursuant to the closure of the material definitive agreement with North Homestake Mining Company, whereby we agreed to exchange common stock to acquire North Homestake Mining Company.

On September 27, 2012, we issued one million, six hundred and seventy-two thousand, one hundred and twenty six (1,672,126) restricted common shares to Mailander Law Office, Inc. as a retainer for legal services.

On October 5, 2012, we issued one million, six hundred and seventy-two thousand, one hundred and twenty six (1,672,126) restricted common shares to Constellation Asset Advisors, Inc. for consulting services.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

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

DAKOTA TERRITORY RESOURCE CORP

By: /s/ Richard Bachman

Richard Bachman

President, CEO and Director

(Principal Executive Officer)

By: /s/ Richard Bachman

Richard Bachman

CFO, Principal Accounting Officer and Director

(Principal Financial Officer)

Date: November 14, 2012