Form 10-Q
period 2012-12-31
DAKOTA TERRITORY RESOURCE CORP
filed 2013-02-12
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

40,584,876 common shares issued and outstanding as of December 31, 2012.

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

•

The Securities and Exchange Commission (“SEC”) limits the kinds of disclosures we can make regarding mineral deposits to those that we can economically and legally extract or produce.  Our properties currently do not contain any known proven or probable ore reserves under SEC reporting standards.  Any references herein to the various formations and mineralization believed to exist in our properties, as compared to historical results and estimates from other properties in the nearby districts, is illustrative and only for comparative purposes, and is not an indication that similar results will be obtained with respect to our properties; and,

•

Other factors not specifically described above, including the other risks, uncertainties, and contingencies described under “Description of Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 1 and 7 of our Annual Report on Form 10-K for the year ended March 31, 2012.

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

Item 1.  Financial Statements.

Management’s opinion is that the interim financial statements for the quarter ended December 31, 2012 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

The interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$101,814	$-
Receivables	1,892	-
Prepaid expenses	12,514	-

Total current assets	116,220	-

Non-Current Assets
Website development, net	11,333	-
Lode mine claims	150,000	-

Total non-current assets	161,333	-

Total Assets	$277,553	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,080,620	$333
Due to related party	22,500	-
Line of credit	32,722	-
Notes payable to related party	570,550	-
Convertible notes payable	100,000	-

Total current liabilities	1,806,392	333

Stockholders' Equity
Common stock, $0.001 par value 300,000,000 shares authorized 40,584,876 shares issued and outstanding,	40,585	30,000
Preferred stock, $0.001 par value. 10,000,000 shares authorized no shares outstanding and issued	-	-
Additional paid-in capital	(1,276,971)	45,000
Deficit accumulated during the exploration stage	(291,577)	(75,333)
Total comprehensive income	(876)	-

Total stockholders' equity (deficit)	(1,528,839)	(333)

Total Liabilities and Stockholders' Equity	$277,553	$-

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2012
For the period from April 12, 2011 (Date of Inception) to December 31, 2011 and 2012

				For the period from
	For the three		For the nine	April 12, 2011
	months ended		months ended	(inception) to
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
OPERATING EXPENSES
Depreciation and amortization	$1,417	$-	$1,417	$-	$1,417
Depreciation – geothermal leases	-	-	-	-	-
Management fees	-	-	3,167	-	3,167
Professional fees	29,068	-	72,580	-	72,580
Consulting fees	100,442	-	100,442	-	100,442
Exploration costs	-	63,096	-	74,644	74,644
Interest on loans	20,851	-	21,959	-	21,959
Investor relation fees	-	-	-	-	-
Travel	-	-	-	-	-
General and administrative	16,124	689	16,679	689	17,368
Recovery of expenses	-	-	-	-	-
Impairment of intangible asset	-	-	-	-	-

Total operating expenses	167,902	63,785	216,244	75,333	291,577

Operating loss	(167,902)	(63,785)	(216,244)	(75,333)	(291,577)

OTHER INCOME
Interest income	-	-	-	-	-
Total other income	-	-	-	-	-

Net loss from continuing operations	$(167,902)	$(63,785)	$(216,244)	$(75,333)	$(291,577)

NET INCOME (LOSS)	$(167,902)	$(63,785)	$(216,244)	$(75,333)	$(291,577)

Comprehensive income (loss)
Foreign currency translation	-	-	(876)	-	(876)

Comprehensive loss	$(167,902)	$(63,785)	$(217,120)	$(75,333)	$(292,453)

Net loss per share for continuing operations basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Net loss per share for discontinued operations basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	38,166,782	30,000,000	32,825,275	30,000,000

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2012, and
For the period April 12, 2011 (Date of Inception) to December 31, 2011 and 2012

	For the nine	For the period from April 12, 2011
	months ended	(inception) to
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012

Net income (loss)	$(216,244)	$(75,333)	$(291,577)
Adjustments to reconcile net income to net cash:
Shares issued for services	78,303	-	78,303
Amortization of debt discount	555	-	555
Amortization of web development costs	1,417	-	1,417
Changes in current assets and current liabilities:
Prepaid expenses	(1,181)	-	(1,181)
Accounts payable & accrued liabilities	43,991	75,333	44,324
Net cash used in operating activities	(93,159)	-	(168,159)

Cash Flows From Investing Activities
(Gain) loss on divestiture of discontinued operations	-	-	-
Net cash used in investing activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	190,000	75,000	265,000
Proceeds from related parties	-	(75,000)	-
Proceeds from (repayments of) line of credit	(513)	-	(513)
Convertible notes payable	-	-	-
Net cash provided by financing activities	189,487	-	264,487

Net cash flows from continued operations	96,328	-	96,328
Effect of foreign currency exchange	(875)	-	(875)
Cash and Cash Equivalents, Beginning of Period	6,361	-	6,361

Cash and Cash Equivalents, End of Period	$101,814	$-	$101,814

Supplemental Disclosure of Noncash Transactions

Receivable increased by reorganization	$1,807	$-	$1,807
Accounts Payable and accrued liability increased by reorganization	$1,058,254	$-	$1,058,254
Due to related party increased by reorganization	$22,500	$-	$22,500
Line of credit increased by reorganization	$33,235	$-	$33,235
Note payable increase by reorganization	$570,550	$-	$570,550
Convertible notes payable increased by reorganization	$104,445	$-	$104,445
Common stock issued for convertible debt	$5,519	$-	$5,519
Common stock issued for settlement of debt	$21,116	$-	$21,116
Common stock issued for assets	$150,000	$-	$150,000

Dakota Territory Resource Corp

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that can be expected for the year ended March 31, 2013.

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

Note 2

Nature and Continuance of Operations

Dakota Territory Resource Corp., (the “Company”) was incorporated in the State of Nevada on February 6, 2002 and changed its fiscal year end from September 30 to March 31. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to Urex Energy Corp. Additionally on July 22, 2010 the Company changed its name from Urex Energy Corp to Mustang Geothermal Corp reflecting a change in business. In September 2012, the Company changed its name from Mustang Geothermal Corp to Dakota Territory Resource Corp, reflecting a change in business.  The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.  Upon location of a commercial mineral reserve, the Company expects to actively prepare the site for the extraction.

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

Dakota Territory Resource Corp

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 2

Nature and Continuance of Operations (continued)

Effective July 22, 2010, the Financial Industry Regulatory Authority, Inc. or FINRA, approved the Company’s name change from Urex Energy Corp to Mustang Geothermal Corp and a reverse stock split of 200 to 1.

On August 26, 2010, the Company entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9800 acres located in the State of Nevada for 14,000,000 shares of the Company’s common stock, which was valued at $0.15 on the transaction date.  On August 15, 2012, the Company decided not to continue with these geothermal properties.  The Company’s decision to terminate or otherwise abandon these projects was based on the determination that (i) new opportunities to fund the Company's planned geothermal projects are not likely to materialize in the foreseeable future; (ii) the substantial overhead costs associated with maintaining its property positions in Nevada is detrimental to current and future efforts to finance exploration of the “Blind Gold Property”; and (iii) the diversion of any new finances to overhead costs associated with its geothermal properties is in conflict with the Company's overall objective of creating shareholder value through the focus of its energy and resources on gold exploration in the Black Hills.

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15,000,000 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a $25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Cusco, Ayacuho and Arequipa in the country of Peru.

On May 1, 2011 the United States Department of the Interior – Bureau of Land Management granted the Company title to geothermal lease N-089598 which was obtained through the competitive bid process.  The lease is located in Washoe County, Nevada and consists of an area of 1,409 acres.

On December 2, 2011 the Company acquired through its Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata and Coline properties are located in the Department of Puno and Condoroma South property is located in the Departments of Cusco and each comprises an area of 900 hectares.

On December 31, 2012, the Company completed an agreement to acquire 57 unpatented lode mining claims covering approximately 1,600 acres in the Black Hills of South Dakota in exchange for 1,000,000 shares of the Company’s common stock, which was valued at $0.15 per share on the transaction date.

Note 3

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The  Company  has  accumulated  a  deficit  of $291,577 since inception and,  has yet to achieve  profitable  operations and further losses are anticipated in the development of its business, which raises substantial  doubt  about the  Company's  ability to continue as a going  concern.  At December 31, 2012, the Company had a working capital deficiency of $1,528,839.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available. It will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Dakota Territory Resource Corp

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 4    Net Loss Per Share

Basic net loss per share (“EPS”) is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by Accounting Standards Codification 260, "Earnings Per Share". There are no potentially dilutive securities outstanding. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value. Fully diluted shares outstanding were 40,584,876 as of December 31, 2012, and there were no stock options and warrants issued.

Note 5

Recent Accounting Pronouncements

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles:

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

Note 6

Common Stock

On September 26, 2012, Financial Industry Regulatory Authority (FINRA) approved a 10 to 1 reverse stock split of the Company’s common stock, and a name change to Dakota Territory Resource Corp.  The pre-split shares were 34,492,057 and the post split shares are 3,449,219 shares.  There was no adjustment on the shares for the reverse stock split.

On September 26, 2012, the Company issued 30,000,000 shares at $ 0.001 per share for the acquisition of North Homestake Mining Company to exchange all outstanding shares of North Homestake Mining Company.

On September 27, 2012, the Company issued 1,672,126 common shares at $0.03 per share totaling $54,559 for legal services. On December 31, 2012 the Company entered into a settlement agreement with Tad Mailander and Mailander law Office to settle a $21,115.71 debt.  The agreement acknowledged satisfaction of the debt through recognition of 100,000 of the 1,672,126 total shares issued to Mailander Law office on September 27, 2012 for that purpose.

On October 3, 2012, the Company issued 500,000 shares at $0.02 per share totaling $10,000 for consulting services provided by Gerald Berg, a Director of the Company.

On October 5, 2012 the Company issued 1,672,126 shares at $0.02 per share totaling $33,443, for consulting/investor relation services.

On October 15, 2012 the Company, through a Private Placement restricted stock offering memorandum, offered 2,000,000 shares of restricted common stock for sale to accredited investors at a purchase price of $0.10 per share.  On November 30, 2012 the Company authorized an amendment of the terms of the Private Placement extending the date of closing through January 30, 2013 and included an over-allotment provision of up to 25% of the original placement.  As of December 31, 2012, the Company has issued 1,900,000 shares at $0.10 per share for a total of $190,000 through this offering.

On November 1, 2012, the Company issued 150,000 shares at $0.17 per share totaling $25,500 in exchange for web development and web hosting services.

On November 2, 2012, the Company issued 241,405 shares at $0.085 per share totaling $20,519 in accordance with a convertible debt arrangement.

Dakota Territory Resource Corp

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 6

Common Stock (continued)

On December 29, 2012, the Company issued 1,000,000 shares at $0.15 per share totaling $150,000 in accordance with a purchase agreement for 57 unpatented lode mine claims.

At December 31, 2012, the total issued and outstanding shares were 40,584,876.

Note 7

Mineral Properties

On September 26, 2012, the Company was re-organized with North Homestake Mining Company.  With this re-organization, the Company now has 84 unpatented lode mining claims of approximately 1600 acres known as the Blind Gold Property located in the Black Hills of South Dakota.  The company plans to commence an exploratory program as soon as financing is arranged.

On December 28, the Company acquired 57 unpatented lode mining claims covering approximately 1,600 acres known as the West False Bottom Creek and Paradise Gulch Claim Group, the City Creek Claims Group, and the Homestake Paleoplacer Claims Group, all located in the Black Hills of South Dakota.  The purchase price was 1,000,000 restricted common shares valued at $0.15 per share or $150,000.  The Company plans to commence an exploratory program as soon as financing is arranged.

Note 8   Geothermal Leases and Properties

On March 18, 2010, the Company acquired 100% interest in three geothermal leases located in the State of Nevada.  These leases were purchased from ENCO Explorations, Inc. in exchange for 100,000,000 shares of Company’s common stock, which was valued at $0.01 on the date of the transaction (500,000 shares post reverse stock split of 200 to 1).  The initial lease tenure is 10 years and is renewable up to 40 years, providing that geothermal production has been realized in the initial term.  The annual lease payment is $3/acre for the first 10 years, approximately $16,386 for the 5462 acres noted here.  The Leasing Act states that future electrical production sold from the leases would attract a gross royalty of 1.75% for the first ten years of lease and 3.50% for the remaining term of the lease.  As at September 1, 2011, the Company decided not to continue with these geothermal properties due to negative results.  Consequently, the Company has terminated these geothermal leases.  During the year ended March 31, 2012, the Company wrote off the remaining $858,333 from the original $1,000,000 valued price.

Lease Serial Number	County	Acres
NVN 86858	Pershing	1920
NVN 86933	White Pine	1120
NVN 86930	White Pine	2422
	TOTAL	5462 Acres

Dakota Territory Resource Corp

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 8   Geothermal Leases and Properties (continued)

On August 26, 2010, the Company acquired 100% interest in three geothermal leases located in the State of Nevada.  These leases were purchased from Minera Inc., Minera Cerro El Diablo Inc. and Dakota Resource Holdings LLC in exchange for the Company’s common stock valued at $0.15 per share in the amount of 3,000,000 shares, 5,000,000 shares and 6,000,000 shares, respectively (14,000,000 shares post reverse stock split).  The initial lease tenure is 10 years and is renewable up to 40 years, providing that geothermal production has been realized in the initial term.  The annual lease payment is $3/acre for the first 10 years, approximately $29,400 for the 9800 acres noted here. The Leasing Act states that future electrical production sold from the leases would attract a gross royalty of 1.75% for the first ten years of lease and 3.50% for the remaining term of the lease.  On August 15, 2012 the Company decided not to continue with geothermal leases it acquired from Minera Inc., Minera Cerro El Diablo Inc. and Dakota Resource Holdings LLC.  The Company’s decision to terminate or otherwise abandon these projects was based on the determination that (i) new opportunities to fund the Company's planned geothermal projects are not likely to materialize in the foreseeable future; (ii) the substantial overhead costs associated with maintaining its property positions in Nevada is detrimental to current and future efforts to finance exploration of the “Blind Gold Property”; and (iii) the diversion of any new finances to overhead costs associated with its geothermal properties is in conflict with the Company's overall objective of creating shareholder value through the focus of its energy and resources on gold exploration in the Black Hills.  During the nine months ended December 31, 2012, the Company wrote off the remaining $1,688,750 from the original $2,100,000 valued price.

Lease Serial Number	County	Acres
NVN 88490	Lander	3660
NVN 88475	Mineral	4420
NVN 88494	Nye	1720
	TOTAL	9800 Acres

In May 2011, the Company obtained an additional geothermal lease in the State of Nevada through the public lease auction.  The lease serial number is NVN089598 located in Washoe County, and consists of 1,409 acres (570 hectares).  The lease was terminated on August 15, 2012.

Properties in Peru:

On November 5, 2010, the Company acquired a 99.99% share of Andean Geothermic Energy SAC, a Peruvian Corporation that has access to four geothermal applications consisting of 3,600 hectares (8896 acres) in the province of Arequipa.  The Company paid 15,000,000 shares of common stock valued at $0.12 per share with a $25,000 cash payment.   The $25,000 cash payment has not been paid as of December 31, 2012.

The Company had a two-year lease to explore for geothermal energy consistent with the concessions it acquired that expired on October 1, 2012.  The Company chose not to convert its exploration concessions into exploitation concessions.

Dakota Territory Resource Corp

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 8   Geothermal Leases and Properties (continued)

The following geothermal leases in the Peruvian subsidiary expired:

Properties	County	Area (Ha)
Banos Del Inca	Arequipa	900
Condoroma	Cusco	900
Ninobamba	Ayacucho	900
Paclla	Arequipa	900
	TOTAL	3,600 Hectares

On December 2, 2011 the Company acquired through its Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata and Coline properties are located in the Department of Puno and Condoroma South property is located in the Departments of Cusco and each comprises an area of 900 hectares.

The following exploration geothermal concessions in the Peruvian subsidiary concessions are active and will expire December 2, 2013:

Properties	County	Area (Ha)
Atecata	Puno	900
Coline	Puno	900
Condoroma South	Cusco	900
	TOTAL	2700 Hectares

Note 9

Acquisition of Peruvian Subsidiary

On November 5, 2010, the Company acquired 99.99% shares of Andean Geothermic Energy SAC (“Andean”), a Peruvian Corporation that has concessions of four geothermal properties consisting of 3,600 hectares (8,896 acres) in the provinces of Cusco, Ayacucho and Arequipa.  The Company paid 15,000,000 shares of common stock valued at $0.12 per share with a $25,000 cash payment.  The $25,000 cash payment has not been paid as of December 31, 2012.  This acquisition was recorded as a purchase of Andean.  The value of Andean was determined as the consideration paid plus the fair market value of the shares issued and the cash payment.  The purchase price was then allocated against the fair market value of the assets and liabilities assumed, with the residual balance recorded as goodwill.  Because Andean has as of yet no proven geothermal energy reserves, the amount allocated toward goodwill was considered 100% impaired and written off at the date of the acquisition.

Dakota Territory Resource Corp

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On September 1, 2011, the Company has terminated the geothermal leases purchased from Enco Explorations Inc. in March 2010 due to negative results. $858,333 was written off.

On August 15, 2012, the Company decided to discontinue its geothermal leases in the State of Nevada.  The decision to reduce and/or eliminate overhead costs associated with its geothermal leases was based on the acquisition of North Homestake Mining Company and the Company’s commitment to focus its energies and financial resources going forward on gold exploration in the Black Hills of South Dakota.  The Company wrote off the remaining $1,688,750 as of September 30, 2012.

Note 11  Related Party Transactions

On December 10, 2004 the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and is due and payable on demand.  As of December 31, 2012, the balance of the loan is $22,500.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  During the nine months ended December 31, 2012, the Company incurred $90,000 in management fees from Minera Teles Pires Inc.  As of December 31, 2012, the Company owed Minera Teles Pires $637,579 for management fees and out of pocket expenses.

Effective February 24, 2012, the Company began paying consulting fees to Jerikodie, Inc., a company controlled by a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  As of December 31, 2012, the Company owed Jerikodie, Inc. $84,569.27 for consulting fees and out of pocket expenses.

On October 3, 2012, the Company entered into an agreement with Gerry Berg, a director of the Company, for advisory and consulting services in exchange for 500,000 shares valued at $0.02 per share for a total of $10,000.  This agreement calls for an additional 200,000 shares to be issued subject to a vesting schedule which will begin January 2, 2013 and end December 31, 2013, based on the amount of time served.

Dakota Territory Resource Corp

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 12

   Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now in default. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $0.10 per share ($20.00 per share after adjustment due to 200 to 1 reverse stock split; $200 per share after a further adjustment due to 10 to 1 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of December 31, 2012, this note is outstanding.

Date	Principal	Interest
Aug 15, 2008	$100,000	$22,194

On August 15, 2012, the Company executed a 12% convertible note of $20,000 that is due February 13, 2013.  The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price of the lowest bid price less fifty (50%) percent during previous 5 days trading before the conversion date.  On November 2, 2012 the note balance of $20,519 was converted to 241,405 shares of stock valued at $0.085 per share.

At December 31, 2012, the balance of the convertible notes payable amounted to $100,000.

Note 13

   Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 29,516	$ 112,291
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 6,662	$ 25,462
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 34,945	$ 134,945
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 33,642	$ 137,617

Total			$ 305,550	$ 104,765	$ 410,315

The following promissory notes payable are unsecured and bear interest at 12% per annum.

Date	Maturity	Interest rate	Principal	Interest	Total
Mar 25, 2011*	Mar 25, 2012	12% per annum	$ 50,000	$ 16,172	$ 66,172
Apr 27, 2011*	Apr 27, 2012	12% per annum	$ 50,000	$ 15,022	$ 65,022
Jun 16, 2011*	Jun 16, 2012	12% per annum	$ 50,000	$ 13,280	$ 63,280
Aug 19, 2011*	Aug 19, 2012	12% per annum	$ 15,000	$ 3,492	$ 18,492
Oct 20, 2011*	Oct 20, 2012	12% per annum	$ 15,000	$ 2,600	$ 17,600
Jan 23, 2012	Jan 23, 2013	12% per annum	$ 10,000	$ 1,128	$ 11,128
Jan 27, 2012	Jan 27, 2013	12% per annum	$ 15,000	$ 1,672	$ 16,672
Feb 13, 2012	Feb 13, 2013	12% per annum	$ 10,000	$ 1,059	$ 11,059
Apr 04, 2012	Apr 04, 2013	12% per annum	$ 20,000	$ 1,782	$ 21,782
Jun 14, 2012	Jun 14, 2013	12% per annum	$ 10,000	$ 657	$ 10,657
Aug 08, 2012	Aug 08, 2013	12% per annum	$ 20,000	$ 953	$ 20,953

Total			$ 265,000	$ 57,817	$ 322,817

Dakota Territory Resource Corp

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 13

   Promissory Notes Payable (continued)

*The notes issued on March  25, 2011, April 27, 2011, June 16, 2011, August 19, 2011 and October 20, 2011 are now overdue and a default rate of 24% interest was applied.

As of December 31, 2012, the balance of promissory notes payable amounted to $570,550

Note 14   Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to thirty-five thousand dollars ($35,000).  The balance of this Line of Credit at December 31, 2012 was $32,722.

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

Note 16

Consulting Agreement

On February 9, 2012 the Company engaged a consultant to advise, consult and assist the Company in developing and implementing plans and strategies, and assist in public relations and communications for a one year period.  The Company agreed to issue to the consultant a payment of restricted shares of the Company’s stock in an amount equal to 4.999% of the Company’s issued and outstanding stock (post reverse stock split) within ten business days of the completion of the Company’s reverse stock split to occur during the first half of the year of 2012.  The Company issued 1,672,126 common shares to Constellation Asset Advisors for consulting services in October 2012.

On October 3, 2012 the Company entered into a consulting agreement and issued 500,000 shares to their Director, Gerald Berg, at a price of $0.02 per share for a total of $10,000.  The Company has also agreed to issue up to an additional 200,000 shares subject to a vesting schedule which begins January 2, 2013 and ends December 31, 2013, based on the amount of time served.

Note 17

Subsequent Events

On January 28, 2013, the Company completed sales from an offering of unregistered securities.  The terms of the offering provided for the raising of $200,000 through the sale of 2,000,000 shares of the Company’s restricted common stock at $0.10 per share, subject to an over-allotment provision of 25%.  The financing was fully subscribed, including the over-allotment option, resulting in gross proceeds to the Company in the amount of $250,000 and the issuance of 2,500,000 restricted common shares.

Proceeds from the offering will be used for general working capital purposes, including ongoing preliminary exploration work conducted on the Company’s Blind Gold Property and preparatory work for additional exploration programs planned for the summer of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Our Corporate History

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

As a part of an on-going reorganization of the Company’s business activity, we decided to diversify into the geothermal energy field. On March 18, 2010 we entered into an agreement with Enco Explorations Inc. to purchase certain Geothermal Leases in the State of Nevada in exchange for 100,000,000 shares (500,000 shares post reverse split) of the Company’s common stock, which was valued at $0.01 on the transaction date.

On April 1, 2010 we held a stockholders meeting and a majority of the stockholders voted to approve a name change for the Company and a 200 to 1 reverse stock split.  Effective July 22, 2010, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s name change from Urex Energy Corp to Mustang Geothermal Corp. and a reverse stock split of 200 to 1.

On August 26, 2010 we entered into agreements with Minera Inc., Dakota Resource Holdings LLC, and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9800 acres located in the State of Nevada for 14 million shares of the Company’s common stock, which was valued at $0.15 on the transaction date.

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

Funding Challenges Negatively Effecting Nevada and Peruvian Geothermal Operations

Since inception, the Company has been primarily engaged in the acquisition and exploration of uranium and geothermal properties. To date, the Company has not realized any revenues from these operations, and reported a cumulative loss from operations of $13,596,877 from February 2, 2002 – the Company’s inception date, to the fiscal year ended March 31, 2012.  Due to lack of adequate and available financing, the Company has not explored its project areas in state of Nevada and seven projects areas in the Country of Peru.

In order to maintain its operations since inception, the Company has had to rely upon funding in the form of notes payable, convertible notes payable and a line of credit that for the fiscal year ended March 31, 2012 amounted to $1,514,904.

In its most recent annual report filed on Form 10-K for the fiscal year ended March 31, 2012, the Company reported that its continuation as a going concern was dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The foregoing situation led the Company to take certain actions. On September 1, 2011 the Company terminated the three leases it previously acquired from ENCO Explorations, Inc. in the State of Nevada. On August 15, 2012 the Company decided not to continue with three geothermal leases it acquired from Minera Inc., Minera Cerro El Diablo Inc. and Dakota Resource Holdings LLC in the State of Nevada. On August 15, 2012, the Company terminated an additional geothermal lease it acquired in the State of Nevada through a public auction.

All of the Company’s geothermal assets in the State of Nevada were written off as at September 30, 2012.

The Company’s Peruvian initiatives were contingent upon the Company successfully completing “Exploration Concessions” in Peru. Had the Company’s “Exploration Concessions” proved successful, then the Company had planned to apply for “Exploitation Concessions” and begin the actual development and ultimate production of geothermal energy. However, the Company’s financial condition and lack of available financing significantly and deleteriously affected the ability of the Company to satisfactorily complete its “Exploration Concessions.” After September 30, 2012, the Company decided to allow four of its Peruvian “Exploration Concessions” expire and to not pursue them further.

The Company maintains an “Exploration Concession” to three other Peruvian properties that all expire on December 2, 2013. The Company does not intend to pursue these “Exploration Concessions” because of the Company’s merger with the North Homestake Mining Company, and the Company’s focus on the development of the “Blind Gold Property” included in that transaction. The Company intends to allow these leases to expire on December 2, 2013 and to take no further action.

The Company’s decisions to terminate, abandon or otherwise write off these projects was based on the determination that (i) new opportunities to fund the Company's planned geothermal projects are not likely to materialize in the foreseeable future; (ii) the substantial overhead costs associated with maintaining its property positions in Peru and Nevada is detrimental to current and future efforts to finance exploration of the “Blind Gold Property;” and (iii) the diversion of any new finances to overhead costs associated with its geothermal properties is in conflict with the Company's overall objective of creating shareholder value through the focus of its energy and resources on gold exploration in the Black Hills (discussed below).

Our Current Business

1. The “Blind Gold Property” Acquisition.

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

Mr. Bachman’s professional background included 22 years working with the now closed Homestake Mining Company from 1980 to 2002 in various capacities ranging from exploration to mine operations. Mr. Bachman was also Homestake Mining Company’s Regional Geologist for Peru, where he directed a staff of 10 and refocused Homestake’s existing exploration program, resulting in the evaluation of 83 properties in 24 months and yielded one new discovery. From 2001 to 2002, he was Homestake’s Regional Geologist, International Special Projects, where he designed and successfully implemented reconnaissance programs in southern Argentina that resulted in the evaluation of 63 properties with five advancing and the coordination and field review of 22 properties.

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

2. The West False Bottom, Paradise Gulch, City Creek & Homestake Paleoplacer

Lode Mining Claims Acquisitions.

On December 31, 2012, we completed an acquisition of 57 unpatented lode mining claims covering approximately 853 acres in the Black Hills of South Dakota. The mining claims are located to the west, south and southeast of the Company's Blind Gold Property, and are summarized below:

West False Bottom Creek and Paradise Gulch Claims Group

Comprised of twenty-three unpatented lode mining claims, the West False Bottom Creek and Paradise Gulch claims are located immediately to the south and west of the Blind Gold Property.  The property is overlain by rocks of the Mississippian Paha Sapa Limestone and Cambrian Deadwood Formation that are intruded by Tertiary-age Rhyolite, Quartz Trachyte, and Phonolite igneous rocks, all of which are hosts for gold elsewhere in the district.  Numerous historic prospect pits, adits, and shafts have been excavated on the property suggesting the occurrence gold mineralization at multiple locales.   The possibility exists for Homestake type gold mineralization under the cover rocks on the property because the Homestake stratigraphic sequence (Ellison, Homestake, and Poorman Formations) outcrops just south of property.

City Creek Claims Group

The City Creek Claims Group consists of twenty-one unpatented lode-mining claims located one mile northeast of the Homestake Open Cut and one mile northwest of City of Deadwood.  The City Creek property geology is dominated by rocks of the Homestake stratigraphic sequence, mainly the Ellison, Homestake, and Poorman formations that outcrop at the surface across the property.  This stratigraphy has been mapped by USGS geologists and was drilled by Homestake Mining Company in the 1970’s and 1980’s. Homestake's drilling intersected weak gold mineralization in Homestake formation under the City Creek property in the classic quartz vein, chlorite-arsenopyrite mineralization.   The Homestake formation that outcrops on the City Creek property is complexly folded and represents the extension of Homestake formation northeast from Caledonia and Main Ledge ore bodies at the Homestake Mine.

Homestake Paleoplacer Claims Group

The Homestake Paleoplacer property consists of thirteen unpatented lode mining claims located one mile north of the Homestake Open Cut. Tertiary-age rhyolite intrusive rocks dominate the outcrop on the property, along with limited outcrops of Cambrian Deadwood formation contained within the rhyolite intrusive.  The rhyolite is in the form of a sill/laccolith 50 to 500 feet thick that overlies the basal quartz pebble conglomerate units of Deadwood formation, that in this area represent the extension of gold bearing paleoplacers sourcing from the Homestake lode at the Open Cut.  More than 10 million ounces of gold are estimated to have been eroded from the Homestake lode, principally from the Caledonia, Main Ledge, and DeSmet ore bodies.  Between 1875 and 1910, approximately 1.5 million ounces of gold were produced from paleoplacer mines including the Minerva, Deadbroke, Baltimore & Deadwood, Esmeralda, Hidden Treasure, Pinney, Omega, Deadwood-Terra, Hawkeye-Pluma, Gentle Annie, and Monitor mines.  Homestake Mining Company drilled at least 23 drill holes in the area testing the basal Deadwood conglomerate under the Homestake Paleoplacer property, which discovered significant gold mineralization with gold geochemistry consistent with the paleoplacer gold deposit model (low silver and low base metals) at a distance approximately 1,800 feet north of the Deadbroke mine, the farthest north known producing paleoplacer mine.

We acquired the aforementioned lode mining claims from Black Hills Gold Exploration Corp, LLC, a limited liability company formed and operating under the laws of the State of Nevada. The Company paid as consideration for the acquisition one million shares of its restricted common stock to Black Hills Gold Exploration Corp, LLC valued at $150,000.00 ($0.15 per share).

Plan of Operations And Cash Requirements

The financial/cash position necessary to support our proposed exploration program for the “Blind Gold Property” and our recent acquisition of the above noted lode-mining claims for the next year will require additional new financing in an amount between $2,000,000 and $2,500,000.  At the time of this filing the Company has not secured this financing, although it is actively pursuing various financing options. As has been previously discussed in those sections of this filing dealing with concerns regarding the Company remaining a “going concern,” readers are reminded that without the Company obtaining sufficient funding, it will not be able to enact its strategies discussed herein. Further, without funding the Company’s ability to continue as a going concern is in doubt.

The main project elements of the Company’s planned exploration programs for the “Blind Gold Property” and our recently acquired lode-mining claims discussed above consist of a comprehensive surface sampling program, airborne geophysical survey, approximately 11,600 feet of core drilling and an independent technical assessment of the property.  Additionally, the budget and any use of proceeds covering any acquired equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions.

Table : Proposed Exploration Expenditures (USD) – 12 month period
Sampling/Airborne/Drilling	$1,201,400
Project Overhead/Administration	$ 245,000
Technical Services/Consulting	$ 74,000
Permits/Environmental	$ 75,000
Equipment Purchase and Rentals	$ 42,000
Property Costs	$ 56,000
TOTAL	$1,693,400

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

RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. You should also read our annual report for the year ended March 31, 2012 and the audited financial statements contained in that filing.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three and nine month periods ended December 31, 2012 and December 31, 2011.

We did not generate any revenues for the three and nine month periods ending December 31, 2012 and December 31, 2011.

Our operating activities during these periods consisted of our assessment of the Blind Gold Property, and also our acquisition of the West False Bottom, Paradise Gulch, City Creek & Homestake Paleoplacer

lode mining claims that occurred on December 31, 2012.

Our net loss for the three months ended December 31, 2012, was $167,902 and the net loss for the three months ended December 31, 2011 was $63,785. The net loss at December 31, 2012 was due primarily to an increase in consulting and professional fees, and the net loss for the three months ended December 31, 2011 was mainly due to exploration costs.

Our net loss for the nine months ended December 31, 2012 was $216,244, and for the nine months ended December 31, 2011 was $75,333. The net loss at December 31, 2012 was due primarily to an increase in consulting and professional fees and the net loss for the period ending December 31, 2011 was mainly due to exploration costs.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2012, the Company has not commenced operations regarding the “Blind Gold Property,” or our December 31, 2012 acquisition of the West False Bottom, Paradise Gulch, City Creek & Homestake Paleoplacer lode mining claims.  As at December 31, 2012, we had cash on hand of $101,814.

As of December 31, 2012, we had working capital of $(1,690,172). Our total liabilities, consisting of current liabilities, as of December 31, 2012 were $1,806,392.  Our total assets as at December 31, 2012 were $277,553.

Cash Flow Used in Operating Activities

Operating activities used cash of $93,159 for the nine months ended December 31, 2012, and $0 for the nine months ended December 31, 2011.

Cash Flows From Financing Activities

Net cash provided by financing activities at December 31, 2012 was $189,487 and $0 for the nine months ending December 31, 2011.

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

Material Changes to the Company’s Internal Controls in 2011—As Reported in 2012

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

Management assessed the effectiveness of our internal control over financial reporting as of the period covered by this report. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2012 was effective in the specific areas described in the “Disclosure Controls and Procedures” section above.

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

Item 1A.  Risk Factors.

RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Readers are directed to review the risk factors contained in our annual report on Form 10-K for the year ended March 31, 2012, and our Definitive Information Statement filed on Form 14C on September 11, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Readers are directed to review our filing on Form 8-K dated January 28, 2013, wherein we reported sales of our restricted common shares to a group of private investors. The Company sold a total of 2,500,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $250,000 received by the Company. No underwriting commissions or fees were involved.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the sale of the restricted stock. The Purchasers of these securities were “accredited investors” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as “accredited investors.” The Company provided and made available to the Purchasers full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

The Purchasers acquired the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. By virtue of restrictions on the Purchasers’ shares, the restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information

On January 31, 2013, the completed Company and entered into “Lock Up-Leak Out” agreements with eight of our stockholders representing a total of 36,344,252 of the 41,184,876 shares of common stock issued and outstanding as at January 31, 2013. Of the total number of shares subject to the  “Lock Up-Leak Out” agreements, our officers and directors own 30,500,000 shares and other shareholders own 5,844,252 shares. Each stockholder subject to the “Lock Up-Leak Out” agreements, including any permitted assignee, has agreed not to transfer any of their shares prior to September 1, 2013 and, thereafter, in an amount per week not to exceed 10% of the previous week’s total volume, subject to compliance with the applicable provisions of Rule 144. Each shareholder retains all voting and other ownership rights during this lock-up/leak-out period.

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

Date:    February 7, 2013