Form 10-K
period 2013-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2013-07-01
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

Commission file number 000-501191

Dakota Territory Resource Corp

(Exact Name of Registrant as Specified in its charter)

Mustang Geothermal Corp

(former name)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10580 N. McCarran Blvd., Building 115-208 Reno, Nevada	89503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (775) 747-0667

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

As of September 30, 2012 the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $102,427 based upon the closing sale price of the common stock as reported by the OTCQB.

As of June 26, 2013, there were outstanding 45,747,376 shares of common stock.

Documents Incorporated by Reference

None.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Dakota”, “Dakota Territory”, “the Company,” “we,” “our,” or “us” mean Dakota Territory Resources Corp and its predecessors, as the context requires.

GLOSSARY OF TERMS
Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.
Breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.
Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.
Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.
Diamond drilling

A drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion.  The drill cuts a core of rock, which is recovered in long cylindrical sections.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.
Exploration	Work involved in searching for ore, usually by drilling or driving a drift.
Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.
Grade	The average assay of a ton of ore, reflecting metal content.
Host rock	The rock surrounding an ore deposit.
Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.
Lode	A mineral deposit in solid rock.
Ore

The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituent; e.g., iron ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.
Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.
Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal forms.
Mineralization	The presence of minerals in a specific area or geological formation.

Mineral reserve

That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

Probable (Indicated) reserves

Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Prospect Proven (Measured) reserves

A mining property, the value of which has not been determined by exploration.

Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Tonne	A metric ton which is equivalent to 2,200 pounds.
Trend	A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, or fold.
Unpatented mining claim

A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim.

Vein	A mineralized zone having a more or less regular development in length, width, and depth, which clearly separates it from neighboring rock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” concerning our anticipated results and developments in our operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this annual report include, but are not limited to:

•

the progress, potential and uncertainties of our 2013-2014 exploration program  at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

•

the success of getting the necessary permits for future drill programs and future project exploration;

•

expectations regarding the ability to raise capital and to continue our exploration plans on our properties; and

•

plans regarding anticipated expenditures at the Project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

risks associated with lack of defined resources that are not SEC Guide 7 Compliant Reserves, and may never be;

•

risks associated with our history of losses and need for additional financing;

•

risks associated with our limited operating history;

•

risks associated with our properties all being in the exploration stage;

•

risks associated with our lack of history in producing metals from our properties;

•

risks associated with our need for additional financing to develop a producing mine, if warranted;

•

risks associated with our exploration activities not being commercially successful;

•

risks associated with ownership of surface rights at our Project;

•

risks associated with increased costs affecting our financial condition;

•

risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;

•

risks associated with mining and mineral exploration being inherently dangerous;

•

risks associated with mineralization estimates;

•

risks associated with changes in mineralization estimates affecting the economic viability of our properties;

•

risks associated with uninsured risks;

•

risks associated with mineral operations being subject to market forces beyond our control;

•

risks associated with fluctuations in commodity prices;

•

risks associated with permitting, licenses and approval processes;

•

risks associated with the governmental and environmental regulations;

•

risks associated with future legislation regarding the mining industry and climate change;

•

risks associated with potential environmental lawsuits;

•

risks associated with our land reclamation requirements;

•

risks associated with gold mining presenting potential health risks;

•

risks related to title in our properties

•

risks related to competition in the gold mining industries;

•

risks related to economic conditions;

•

risks related to our ability to manage growth;

•

risks related to the potential difficulty of attracting and retaining qualified personnel;

•

risks related to our dependence on key personnel;

•

risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

•

risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

Item 1.  Business

Corporate History

Dakota Territory Resource Corp. (the “Company”) was incorporated in the State of Nevada on February 6, 2002. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to Urex Energy Corp. On July 22, 2010 the Company changed its name from Urex Energy Corp to Mustang Geothermal Corp reflecting a change in business expanding into geothermal energy. In September 2012, the Company changed its name from Mustang Geothermal Corp to Dakota Territory Resource Corp, reflecting a change in business focussed on the acquisition, exploration and development of gold properties and effected a 10:1 reverse common stock split.

The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company’s initial business plans focused on uranium mining and subsequently expanded to include the acquisition and exploration of geothermal properties. In September 2012, the Company focused entirely on the acquisition, exploration and development of gold properties located in the Black Hills of South Dakota and began to divest its uranium and geothermal projects that, due to changing market conditions, the Company had not been able to finance.

The Company’s previous uranium initiatives included:

•

In 2004, its ownership of mineral rights to six mineral claims called the “Kayla Property” located in Levy Township, Val D’or Mining District, Quebec, Canada;

•

In 2005, its acquisition of rights under an option agreement between International Mineral Resources, Ltd., a company organized in the British Virgin Islands, and United Energy Metals S.A., an Argentina company, that allowed us to acquire 99.8% of the equity in United Energy Metals S.A., who held a 100% interest in a property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit in Argentina; and

•

In 2009, ownership of the La Jara Mesa uranium property in New Mexico.

The Company’s previous geothermal initiatives included:

•

In 2010, its purchase of three geothermal leases totaling 9,800 acres located in the State of Nevada;

•

In 2010, its acquisition of 99.9% of the issued and outstanding shares of Andean Geothermic Energy SAC. Andean Geothermic Energy SAC controls four geothermal exploration applications consisting of 3,600 hectares (8,896 acres) in the provinces of Puno and Arequipa, Peru;

•

In 2011, its purchase of three geothermal leases totaling 1,409 acres located in the State of Nevada; and

•

In 2011, its acquisition of three additional geothermal leases in the departments of Puno and Cusco, Peru totaling approximately 2700 hectares (6,672 acres).

The Company’s gold initiatives include:

•

The September 2012 acquisition of North Homestake Mining Company, a private Nevada corporation that owned the Blind Gold Property located in the Black Hills of South Dakota, an area known for continuous gold production over the past 135 years. The “Blind Gold Property” is located approximately 4 miles northwest of the historic Homestake Gold Mine, which before closing in 2002 had produced 40 million ounces of gold. The “Blind Gold Property” is underlain by the Homestake Formation, an iron-formation that was the unique host for gold mineralization at the Homestake Mine. The founders of North Homestake have a combined 44-years of work history at the Homestake Mine, directly related to gold mining and exploration.

•

On December 31, 2012 the Company acquired from Black Hills Gold Exploration LLC three groups of unpatented lode mining claims covering approximately 853 acres in the Black Hills of South Dakota.     The property is in close proximity to the Blind Gold Property and was purchased for one million restricted common shares of the Company valued at $0.15 per share, or $150,000.00.  With the addition of the new property, Dakota Territory increased the size of its land package in the Black Hills by approximately 50% to nearly 2,466 acres in total.

U.S. Investors are cautioned not to assume that any defined resources will ever be converted into SEC Guide 7 compliant reserves.

Competitors

The mining industry is highly competitive.  We will be competing with numerous companies, substantially all with greater financial resources available to them.  We therefore will be at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment.  Additionally, we are and will continue to be an insignificant participant in the business of exploration and mineral property development.  A large number of established and well-financed companies are active in the mining industry and will have an advantage over us if they are competing for the same properties.  Nearly all such entities have greater financial resources and managerial capabilities than ourselves and, consequently, we will be at a competitive disadvantage in identifying possible mining properties and procuring the same.

Government Approvals

The exploration, drilling and mining industries operate in a legal environment that requires permits to conduct virtually all operations.  Thus permits are required by local, state and federal government agencies.   Local authorities, usually counties, also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area.  Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts.  All of these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

Effect of Existing or Probable Government and Environmental Regulations

Mineral exploration, including mining operations are subject to governmental regulation. Our operations may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. The effect of these factors cannot be accurately determined, and we are not aware of any probable government regulations that would impact the Company.  This section is intended as a brief overview of the laws and regulations described herein and is not intended to be a comprehensive treatment of the subject matter.

Overview.  Like all other mining companies doing business in the United States, we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species, in the vicinity of its operations. These include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration, mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once commercial mining operations have ceased.

Federal legislation in the United States and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies—in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, and the Comprehensive Environmental Response, Compensation and Liability Act—have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

The Clean Water Act.  The federal Clean Water Act is the principal federal environmental protection law regulating mining operations in the United States as it pertains to water quality.

At the state level, water quality is regulated by the Environment Department, Water and Waste Management Division under the Water Quality Act (state). If our exploration or any future development activities might affect a ground water aquifer, it will have to apply for a Ground Water Discharge Permit from the Ground Water Quality Bureau in compliance with the Groundwater Regulations. If exploration affects surface water, then compliance with the Surface Water Regulations is required.

The Clean Air Act.  The federal Clean Air Act establishes ambient air quality standards, limits the discharges of new sources and hazardous air pollutants and establishes a federal air quality permitting program for such discharges. Hazardous materials are defined in the federal Clean Air Act and enabling regulations adopted under the federal Clean Air Act to include various metals. The federal Clean Air Act also imposes limitations on the level of particulate matter generated from mining operations.

National Environmental Policy Act (NEPA).  NEPA requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined.

Endangered Species Act (ESA).  The ESA requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered or threatened species or result in the destruction or adverse modification of their critical habitat. In order to facilitate the conservation of imperiled species, the ESA establishes an interagency consultation process. When a federal agency proposes an action that “may affect” a listed species, it must consult with the USFWS and must prepare a “biological assessment” of the effects of a major construction activity if the USFWS advises that a threatened species may be present in the area of the activity.

National Forest Management Act.  The National Forest Management Act, as implemented through title 36 of the Code of Federal Regulations, provides a planning framework for lands and resource management of the National Forests. The planning framework seeks to manage the National Forest System resources in a combination that best serves the public interest without impairment of the productivity of the land, consistent with the Multiple Use Sustained Yield Act of 1960.

Wilderness Act.  The Wilderness Act of 1964 created a National Wilderness Preservation System composed of federally owned areas designated by Congress as “wilderness areas” to be preserved for future use and enjoyment.

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  CERCLA imposes clean-up and reclamation responsibilities with respect to discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges.

The Resource Conservation and Recovery Act (RCRA).  RCRA was designed and implemented to regulate the disposal of solid and hazardous wastes. It restricts solid waste disposal practices and the management, reuse or recovery of solid wastes and imposes substantial additional requirements on the subcategory of solid wastes that are determined to be hazardous. Like the Clean Water Act, RCRA provides for citizens’ suits to enforce the provisions of the law.

National Historic Preservation Act.  The National Historic Preservation Act was designed and implemented to protect historic and cultural properties. Compliance with the Act is necessary where federal properties or federal actions are undertaken, such as mineral exploration on federal land, which may impact historic or traditional cultural properties, including native or Indian cultural sites.

In the fiscal year ended March 31, 2013, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.  Costs in the fiscal year ended March 31, 2014 will increase due to our anticipated drilling activities at our Blind Gold Property.

Employees

We have no employees.  Our management, all of whom are consultants, conducts our operations.  We do not expect any material changes in the number of employees over the next twelve-month period.  Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.  However, if we are successful in our initial and any subsequent drilling programs, we may retain employees.

Recent Corporate Developments

On September 19, 2012, we announced our intention to focus the Company's energy and resources going forward on gold exploration in the Black Hills.  With the acquisition of North Homestake Mining Company and the Blind Gold Property completed, the Board of Directors subsequently voted unanimously on October 12, 2012 not to invest any further capital in the maintenance of its geothermal properties in the State of Nevada or the Country of Peru.  This decision was based on the determination that (i) new opportunities to fund the Company's planned geothermal projects are not likely to materialize in the foreseeable future; (ii) the substantial overhead costs associated with maintaining its property position in Peru and Nevada is detrimental to current and future efforts to finance exploration of the Blind Gold Property; and (iii) the diversion of any new finances to overhead costs associated with its geothermal properties is in conflict with the Company's overall objective of creating shareholder value through the focus of its energy and resources on gold exploration in the Black Hills.  As a result of management's decision, Dakota Territory wrote off its geothermal assets in the State of Nevada as of September 30, 2012 and its property assets in Country of Peru as of March 31, 2013.

On December 31, 2012, we completed an acquisition of 57 unpatented lode mining claims covering approximately 853 acres in the Black Hills of South Dakota. The mining claims are located to the west, south and southeast of the Company's Blind Gold Property.

On January 10, 2013, we engaged two consultants to provide management advisory services for a 1 year term and a 2 year term, respectively, for an aggregate fee of 3,362,500 shares of our restricted common stock.  These shares were issued in May 2013.

On January 28, 2013, we completed sales of our restricted common shares to a group of private investors. We sold a total of 2,500,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $250,000 received by the Company. No underwriting commissions or fees were involved.

On March 19, 2013 the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s common stock upon execution of the consulting agreement, and non-plan options to purchase 1,000,000 shares of the Company’s common stock valued at $0.14 per share under a 5 year term expiring March 19, 2018.

In March 2013, the Company memorialized and restructured a debt obligation owed to International Mineral Resources Ltd., an affiliate of Mr. Bachman, in the amount of $265,000, extending the maturity date to March 2016, with certain pre-payment obligations in the amount of 10% of gross proceeds from any financing exceeding $500,000.  This obligations bears interest at a rate of 4% per annum.

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 is deferred until our company obtains financing. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  Through December 31, 2012 the Company owed Minera Teles Pires $637,579.  In March 2013, Minera Teles Pires Inc. agreed to forgive $522,579, leaving a balance of $115,000 outstanding.

Effective March 28, 2013, our board of directors dismissed its independent accountant, PLS CPA, and retained LBB & Associates, Ltd., LLP as its new independent principal accountant to audit the Company’s financial statements.

On April 30, 2013, we completed a sale of our restricted common shares to a private investor. The Company sold a total of 1,000,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $100,000 received by the Company. A 10% placement fee was paid to a FINRA registered broker-dealer.

On June 27, 2013, we furnished a technical report prepared to the standard and in the form of National Instrument 43-101 Standards of Disclosure For Mineral Projects ("the Report") titled “Technical Report on the Blind Gold Project, Maitland Mining District, Lawrence County, South Dakota” had been prepared for the Company by Brian Leslie Cole, P. Geo., and Amer Smailbegovic, Ph.D., CPG., each of whom is a qualified person under national instrument 43-101.  The company commissioned the authors to perform due diligence upon the available data pertinent to the blind gold project and blind gold property, prepare a summary descriptive report and express opinion as to the veracity of the available data and the project’s mineral potential.

Item 1A. Risk Factors

Much of the information included in this Annual Report includes or is based upon estimates, projections or other “forward-looking statements”.  Such forward-looking statements include projections or estimates made by the Company in connection with its business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business.  Actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.

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

We have had historically negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $430,250 for the year ended March 31, 2013, and cumulative losses of approximately $505,583 for the period from April 12, 2011 (inception) to March 31, 2013. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•

Costs to bringing the property into production, including, but not limited to: exploration work, preparation of production feasibility studies, and allowance for production facilities;

•

Availability and costs of financing;

•

Ongoing costs of production;

•

Environmental compliance regulations and restraints; and

•

Political climate and/or governmental regulation and control.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We depend almost exclusively on outside capital to pay for the exploration and development of our property.  Such outside capital may include the sale of additional stock and/or commercial borrowing.  Capital may not be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us.  The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and, as a result, we may be required to scale back, diversify or cease our business operations, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations.  Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations.  If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results that raises doubt about our ability to continue as a going concern.

From inception through to March 31, 2013, we have incurred aggregate losses of approximately $506,000. Our loss from continuing operations for the year ended March 31, 2013 was approximately $430,000.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, exploration, development and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic, making it difficult for our shareholders to sell their shares or liquidate their investments.

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

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover valuable deposits, but from finding deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of resources acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulation, including regulations relating to royalties, allowable production and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

As our property is in the exploration and development stage, there can be no assurance that we will establish commercial discoveries on our properties.

The exploration business relies upon the accuracy of determinations as to whether a given mineral occurrence is commercially viable. This reliance is important in that reported reserves and resources are only estimates and do not represent with certainty that estimated reserves and resources will be recovered or that they will be recovered at the rates estimated. Reserve and resource estimates are based on limited drilling, and inherently carry the uncertainty that drilling may not be representative. Reserve and resource estimates may require revision (either upward or downward) based on actual production experience. Market price fluctuations, as well as increased production costs or reduced recovery rates, may render certain resources uneconomic. Inaccurate estimates may result in a misallocation of the Company's resources such that an excess amount could be allocated to a less than economic deposit or, conversely, failure to develop a significant deposit.

We will be subject to operating hazards and risks that may adversely affect our financial condition.

Exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. We currently do not have general liability or Directors and Officers liability insurance.  We intend to obtain such liability insurance upon a successful financing by the Company. Payment of any liabilities as a result could have a materially adverse effect upon our company's financial condition.

Our activities will be subject to environmental and other industry regulations that could have an adverse effect on the financial condition of our company.

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

Our success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in our company's growth and success. We do not have key employee insurance in place in respect of any of our senior officers or personnel and we do not anticipate obtaining such insurance in the near future. The loss of the service of members of our management and certain key contractors could have a material adverse effect on our company. In particular, the success of our company is highly dependent upon the efforts of our president and director, Mr. Richard Bachman, the loss of whose services would have a material adverse effect on the success and development of our company.

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

Uncertainty of agreements to secure access to property from adjacent landowners may affect our ability to remain in business.

Our potential revenue and profitability, based upon our exploitation and development of the Blind Gold, City Creek and Homestake Paleoplacer Properties may be contingent upon our gaining additional access to the Properties through ingress and egress routes that are owned by private land owners. We may require agreements with those landowners to facilitate ingress and egress to our Properties.  If we fail to enter into such agreements on favourable terms, we may have difficulty conducting exploration, development and mining operations, which may result in our inability to implement our business plans.

Uncertainty of our ability to secure necessary government permits and approvals may affect our ability to remain in business.

Our potential revenue and profitability based upon exploitation and development of the Blind Gold, City Creek and Homestake Paleoplacer Properties is contingent upon our gaining certain governmental permits and approvals. We must apply and go through regulatory approval in order to implement our development plans.  If we fail to obtain the governmental permits and approvals, we may have difficulty implementing our exploration, mining and business plans.

Dependence on our ability to hire qualified contractors required to conduct exploration drill programs and the ability to hire qualified and experienced technical staff and or consultants materially impacts our business operations.

Future success is also dependent on our ability to identify, hire, train and retain other qualified contractors, technical staff and consultants. Competition for these entities and individuals is intense and we may not be able to attract, assimilate, or retain qualified contractors and technical personnel. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

There is no guarantee that we will find economic quantities of mineral occurrences.

The Blind Gold, City Creek and Homestake Paleoplacer Properties are not developed or fully explored, from a mineral occurrences standpoint and there is no assurance that a mineral resource will be developed. There is a risk that upon examination and review of future exploration efforts, we may conclude that there is an insufficient quality or quantity of mineralization that would make it imprudent to invest further in exploration and development. In this event, such a determination would materially impair the Properties and thereby have a material adverse effect on our business, financial condition and results of operations.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our articles of incorporation authorize the issuance of 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001.  The issuance of any additional shares to raise financing may be dilutive, depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other shareholders.

Trading of our stock may be restricted by the Commission’s “Penny Stock” regulations that may limit a stockholder's ability to buy and sell our stock.

The Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

We do not plan to pay any cash or stock dividends in the foreseeable future.

The payment of dividends upon our capital stock is solely within the discretion of our future board of directors and is dependent upon our financial condition, results of operations, capital requirements, restrictions contained in our future financing instruments and any other factors our board of directors may deem relevant. We have never declared or paid any cash or stock dividends on our capital stock and we currently anticipate that we will retain earnings, if any, to finance the development and expansion of our business and, as such, do not intend on paying any cash or stock dividends in the foreseeable future.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our headquarters are located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada.

Gold Properties - Black Hills General

Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 2,466 acres.

The Homestake District is a favorable geologic gold setting with three unique gold deposit types that have yielded approximately 44.6 million ounces of gold production over the past 136 years, including Proterozoic-age Homestake iron-formation hosted gold deposits, Tertiary-age replacement gold deposits and Eo-Cambrian Homestake Paleoplacer gold deposits.

Dakota Territory has based the acquisition of its Black Hills property position on more than 44 years of combined mining and exploration experience in the Homestake District and the knowledge gained from previous exploration and mining efforts.  The Blind Gold, City Creek and Homestake Paleoplacer properties offer exploration targets for all three gold deposit types known to exist in the district, each with well documented examples of historic production in close proximity.  The extensive data base related to historic exploration and production activity within the district provides broad technical information regarding trends of mineralization and the geologic controls for each deposit model.

The Black Hills is a safe low cost jurisdiction with well developed infrastructure and an existing experienced mining and exploration workforce. South Dakota's regulatory authorities have demonstrated a willingness to work with responsible operators to permit well-planned compliant projects and South Dakota’s exploration and mining regulations are reasonable and comparable to other jurisdictions within the United States.

An airborne magnetic, electromagnetic (EM), and gravity geophysical survey is planned and scheduled for the 2013 summer field season.  The survey will cover all of Dakota Territory's properties and will be utilized to screen and refine Homestake iron-formation, Homestake Paleoplacer, and Tertiary-age replacement gold mineralization drill targets.

Blind Gold Property

The Blind Gold Property consists of a group of 107 unpatented lode-mining claims covering approximately 2,015 acres in the western portion of Lawrence County, South Dakota, USA.  More specifically the claims lie within the Black Hills Meridian, Township 5N, Ranges 2 and 3 E and cover portions of Sections 1, 12 and 13 in Range 2E and Sections 5,6,7,8 and 18 in Range 3E.

The Company acquired 84 of the Blind Gold claims through the acquisition of North Homestake Mining Company in September 2012.  In December 2012, the Company's Blind Gold Property position was increased through the acquisition of 23 additional claims from Black Hills Gold Exploration LLC.  The Company owns a 100% interest in the Blind Gold Property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are US$140 per claim, or a total of $14,980 for the 107 claims that comprise the Blind Gold Property.  Annual claim maintenance fees are due before September 1st of each year.

Notice must be filed with and approved by the US Forest Service (“USFS”), and the South Dakota Division of Environment and Natural Resources (“SDDENR”) prior to undertaking any exploration activities.  The Notice describes the proposed exploration activities and any remedial reclamation deemed necessary.  The various government agencies review the application to ensure there will be no deleterious impacts as a result of activity on the claims prior to granting any approvals for the proposed work.

Access to the Property is gained by traveling 4.3 miles south-southeast (“SSE”) from the City of Spearfish along the Maitland Road (Forest Service 195).  Alternately, the area can be accessed from the south via the same Maitland Road from Central City.  The northern segment of the property can be accessed from the Maitland Road via Forest Service Road 195-2A and the southern portion can be accessed via the Paradise Gulch Road.    In addition, various forest service roads exist within the property.

The Blind Gold Property is located approximately 4 miles northwest and on structural trend with the Homestake Gold Mine that, having produced approximately 40 million ounces of gold over its 125-year mine-life, is historically the largest iron-formation-hosted gold deposit in the world.

In the 1980′s, Homestake Mining Company undertook a $70 million exploration program managed by Richard Bachman, president and chief executive officer of Dakota Territory that was focused primarily on the search for a repeat of the Homestake Mine.  For the first time, Homestake's exploration program successfully demonstrated the repeatability of Homestake iron-formation hosted gold deposits within a structural corridor extending northwest of the mine.  Significant new gold mineralization was discovered by surface drilling approximately one mile down plunge from the surface expression of the Maitland fold structure at a depth of approximately 6600 feet below surface.  To provide access for underground exploration, development and mining, Homestake undertook the excavation of a three mile long mile tunnel from the mine's 6800 ft level called the "North Drift".  As the North Drift was being advanced from the mine, two surface core holes identified the next in the series of repeating fold structures to the north called the "False Bottom" fold structure, with classic arsenopyrite-chlorite-gold mineralization intersected below the Maitland Mine Area at a depth of approximately 5600 feet below the surface.   The up-plunge projection of this mineralization extends to Dakota Territory's Blind Gold Property under the cover of approximately 400 feet of the younger Paleozoic Sedimentary & Tertiary Intrusive rocks.

In addition to the exploration potential for gold hosted in Homestake iron-formation, the Blind Gold Property is also located just north of the Maitland Mine. The Maitland Mine produced both gold and silver from a Tertiary-age replacement deposit typical of the District, with mineralization hosted in the Cambrian Deadwood formation.  The Deadwood formation is the preferred host for tertiary-age gold mineralization in the district and the Maitland Mine was the last in a string of nine mines that produced ores from the Deadwood formation host along a well defined structural trend. The Maitland Mine is located at the point where the Deadwood formation disappears under the cover of the Paha Sapa Limestone, which also hosts gold deposits within the District, but to a lesser degree.

The formation of Tertiary-aged gold-silver replacement deposits is generally dependent on fault and fracture structures necessary to the transportation of mineralizing fluids and proximity to the preferential intrusive bodies, both of which are present at the Blind Gold Property. Tertiary-age gold mineralization is evidenced across the Blind Gold Property by numerous mapped prospect workings dating from the turn of the century in the Paha Sapa Limestone, Phonolite intrusive and Deadwood formation where it outcrops at the southwest corner of the property.  The Blind Gold Property is a high caliber exploration target for the on-trend continuation of Tertiary aged gold-silver replacement deposits in the preferred Deadwood formation host under the cover of the Paha Sapa limestone.

Dakota Territory's exploration focus is on the search for a repeat of a Homestake Iron-formation gold deposit on the Blind Gold Property, primarily because of the size and grade potential of a deposit of this type and resulting economic opportunity associated with such a discovery.  While exploration for other gold deposit types is a secondary priority, the exploration program will be opportunistic as each hole drilled through the overlying cover rock holds additional potential for the discovery of Tertiary-aged gold-silver replacement deposits.

Homestake Paleoplacer Property

The Homestake Paleoplacer Property consists of a group of 13 unpatented lode-mining claims covering approximately 63 acres in the western portion of Lawrence County, South Dakota, USA.  More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 3 E and cover portions of Sections 20 and 21.

The Company acquired the Homestake Paleoplacer claims from Black Hills Gold Exploration LLC in December 2012.  The Company owns a 100% interest in the Property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are US$140 per claim, or a total of $1,820 total for the 13 claims that comprise the Homestake Paleoplacer Property.  Annual claim maintenance fees are due before September 1st of each year.

Notice must be filed with and approved by the Bureau of Land Management (“BLM”), the US Forest Service (“USFS”), and the South Dakota Department of Environment and Natural Resources (“SDDENR”) prior to undertaking any exploration activities.  The Notice describes the proposed exploration activities and any remedial reclamation deemed necessary.  The various government agencies review the application to ensure there will be no deleterious impacts as a result of activity on the claims prior to granting any approvals for the proposed work.

Access to the Property is gained by traveling 0.75 miles west-northwest (“WNW”) from Central City along the Maitland Road (Forest Service 195).  Alternately, the area can be accessed by traveling approximately 1.75 miles west-northwest (“WNW”) from the City of Deadwood on the Mount Roosevelt Road (Forest Service 133).

The first significant Black Hills gold event occurred at approximately 1.74 billion years ago depositing more than 40 million (known) ounces of gold in the Homestake iron-formation.  From the time of iron-formation gold deposition, Proterozoic erosion removed approximately 30,000 feet of rock from the earth’s crust and exposed the Homestake lode to an erosional event that distributed more than 10 million ounces of gold into drainages on the regolith surface forming high-grade gold paleoplacer deposits. Multi-ounce per ton gold grades were historically not uncommon to these deposits, principally because the source gold lodes were up graded by lateritic weathering processes prior to erosion and distribution of the gold into the ancient paleochannels.  At 560 million years ago the Cambrian seas advanced and deposited marine sediments that eventually covered the primordial Black Hills highlands and sealed the paleoplacer deposits under cover.   Paleochannels characterized by gold bearing quartz pebble conglomerate generally flowed north and away from the elevated exposure of the mineralized Homestake iron-formation.

The Homestake Paleoplacer Property is located one mile north of the Homestake Open Cut.  Tertiary-age rhyolite intrusive rocks dominate the outcrop on the property, along with limited outcrops of Cambrian Deadwood formation contained within the rhyolite intrusive.  The rhyolite is in the form of a sill/laccolith 50 to 500 feet thick that overlies the basal quartz pebble conglomerate units of Deadwood formation and the extensions of gold bearing paleoplacers sourcing from the Homestake lode at the Open Cut.

Between 1875 and 1910, approximately 1.5 million ounces of gold were produced from a string of mines on the Homestake Paleochannel, including the Minerva, Baltimore & Deadwood, Esmeralda, Hidden Treasure, Pinney, Omega, Deadwood-Terra, Hawkeye-Pluma, Gentle Annie, Monitor and Deadbroke Mine.  These mines produced high-grade ores ranging up to 0.40 ounces gold per ton, with the Deadbroke Mine being located furthest to the north at the point where the paleochannel disappears under the cover of the younger Cambrian sedimentary and Tertiary igneous rocks.

In the 1980’s, Homestake Mining Company drilled at least 23 drill holes exploring for the extension of  the paleochannel north of the Deadbroke Mine. The program discovered significant gold mineralization at a distance approximately 1,800 feet north of the Deadbroke Mine at the location of the Homestake Paleoplacer Property.

City Creek Property

The City Creek Property consists of a group of 21 unpatented lode-mining claims covering approximately 388 acres in the western portion of Lawrence County, South Dakota, USA.  More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 3 E and cover portions of Sections 15, 16, 21 and 22.

The Company acquired the City Creek claims from Black Hills Gold Exploration LLC in December 2012.  The Company owns a 100% interest in the Property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the Property with all surface rights under the control of the US Forest Service.  Annual claim maintenance fees are US$140 per claim, or a total of $2,940 total for the 21 claims that comprise the City Creek Property.  Annual claim maintenance fees are due before September 1st of each year.

Notice must be filed with and approved by the Bureau of Land Management (“BLM”), the US Forest Service (“USFS”), and the South Dakota Department of Environment and Natural Resources (“SDDENR”) prior to undertaking any exploration activities.  The Notice describes the proposed exploration activities and any remedial reclamation deemed necessary.  The various government agencies review the application to ensure there will be no deleterious impacts as a result of activity on the claims prior to granting any approvals for the proposed work.

Access to southwest end of the Property is gained by traveling 0.6 miles west-northwest (“WNW”) from the City of Deadwood along the Mount Roosevelt Road (Forest Service 133).  Alternately, the area can be accessed by traveling approximately 2.8 miles west (“W”) on the Mount Roosevelt Road (Forest Service 133) from US Highway 85 at the City of Deadwood.

The City Creek Property is located one mile northeast of the Homestake Open Cut, one mile northwest of the City of Deadwood and is a target for Homestake iron-formation gold mineralization.  The Homestake iron-formation is the exclusive host for gold mineralization at the Homestake Mine that having produced approximately 40 million ounces of gold over its 125-year mine-life is historically the largest iron-formation-hosted gold deposit in the world.   City Creek geology is dominated by rocks of the Homestake stratigraphic sequence, including the Ellison, Homestake and Poorman formations that outcrop across the property.  The Homestake iron-formation outcrop on the City Creek property is complexly folded and represents the extension of Homestake iron-formation northeast from Caledonia and Main Ledge ore bodies at the Homestake Gold Mine.  The Main Ledge and Caledonia ore bodies outcropped within a relatively small window on surface, yet accounted for more than 21 million ounces of gold production over the life of the Homestake Mine.

Numerous gold prospect pits and shallow underground workings in quartz-veined Homestake formation have been located at City Creek and the stratigraphy at the property has been mapped by both Homestake and USGS geologists over the years.  The City Creek Property was drilled by Homestake Mining Company in the 1970’s and 1980’s, which produced intersections of weak gold mineralization in the Homestake iron-formation in the classic quartz vein, chlorite-arsenopyrite mineralization style of the Homestake Mine.  The historic Homestake drilling was widely spaced and did not systematically test the northeast extension of the Homestake iron-formation away from the Homestake Mine and under Dakota Territory's City Creek Property.

103°50'0"W
103°45'0"W
103°40'0"W
44°25'0"N
44°20'0"N
Blind Gold
Project Area
Dakota Territory Res.
85
City Creek
Dakota Terr.
Maitland
Richmond Hill
(Barrick)
14A
Deadwood
Central City
Homestake Mine
(Barrick)
40M oz. Au
Preston
Wharf Mine
(Goldcorp)
0.6M oz. Au reserves
Lead
473
Gilt Edge Mine
(no ownership)
Golden Reward Mine
(Goldcorp)
385
0 1 2
Kilometers

ITEM 3.  LEGAL PROCEEDINGS.

No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.  There are no proceedings in which any of the directors, officers or affiliates of the Company is an adverse party or has a material interest adverse to that of the Company.

Item 4.  Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTCQB operated by OTC Markets Group Inc. under the symbol “DTRC.” The market for our common stock on the OTCQB is limited, sporadic and highly volatile.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.  The following table sets forth the range of high and low bid prices during the periods indicated, giving effect to the reverse split effected in March 2013.

Fiscal Year 2013	High	Low
Quarter ended March 31, 2013	$0.34	$0.11
Quarter ended December 31, 2012	$0.49	$0.02
Quarter ended September 30, 2012	$0.12	$0.01
Quarter ended June 30, 2012	$0.08	$0.01
Fiscal Year 2012	High	Low
March 31, 2012	$0.02	$0.004
December 31, 2011	$0.04	$0.003
September 30, 2011	$0.13	$0.02
June 30, 2011	$0.45	$0.12

The last bid price of our common stock on June 25, 2013 was $0.17 per share.

Holders

The approximate number of holders of record of our common stock as of June 25, 2013 was 45.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended March 31, 2013, we did not effect any repurchase.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Recent Sales of Unregistered Securities During Fiscal 2012

There were no unregistered securities sold during the fiscal period ended March 31, 2013 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K.

Item 6.  Selected Financial Data

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis should be read in conjunction with the financial statements of Dakota Territory Resource Corp and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Risk Factors.”

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

We are a mining exploration stage company engaged in the business of the acquisition, exploration and development of mineral properties. Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 2,466 acres.  We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

On March 9, 2012 the Company entered into an agreement with North Homestake Mining Company to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. The Agreement was completed on September 26, 2012 and the Company concurrently effected a 10 for 1 reverse stock split.  The merger was recorded as a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in capital and par value of Common Stock.  North Homestake Mining Company was incorporated in the State of Nevada on April 12, 2011.

On December 31, 2012, the Company completed an agreement to acquire 57 unpatented lode mining claims covering approximately 853 acres in the Black Hills of South Dakota in exchange for 1,000,000 shares of the Company’s common stock, which was valued at $0.15 per share on the transaction date.

We were incorporated in the State of Nevada on February 6, 2002 under the name Lakefield Ventures, Inc.  In September 2012, the Company changed its name from Mustang Geothermal Corp to Dakota Territory Resource Corp, reflecting a change in business.  The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.

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

Current Plan of Operations

We plan on concentrating all exploration activities on our gold property in South Dakota. During fiscal year 2014, we will require additional new financing of approximately $2.5 million to carry out our planned exploration, none of which we have secured as of the date hereof.

Our planned exploration program will consist primarily of airborne geophysical surveys, surface sampling and diamond drill programs.  Additionally, the budget and any use of proceeds covering any equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions and our general operating needs.

Table : Fiscal Year 2014 Proposed Exploration Expenditures ($000)
Salaries & Wages	$254
General & administrative	$251
Airborne survey	$400
Field programs	$60
Site preparation	$55
Diamond Drilling	$790
Assays	$93
Geologic & project support	$256
Equipment & project operations	$75
Permitting & environmental	$65
Property costs	$20
Project contingency	$181
TOTAL	$2.500

Our estimated working capital requirements and projected operating expenses for the next twelve-month period total approximately $2.5 million. Our current working capital will not be sufficient to cover our estimated capital requirements during the next twelve-month period; we will be required to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth.  We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

As of March 31, 2013, we had a working capital deficit of approximately $822,000.

During our fiscal year ending March 31, 2014, we plan to spend approximately $400,000 for airborne geophysical surveys, $770,000 for diamond drilling, $60,000 for surface sampling and $94,000 for assays, as well as approximately $324,000 for expenses related to exploration programs.  The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors.  We estimate that general and administrative expenses during fiscal year ending March 31, 2014 will be approximately $750,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

We have no employees.  Our management, all of whom are consultants, conduct our operations.  We do not expect any material changes in the number of employees over the next twelve-month period.  Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.  However, if we are successful in our initial and any subsequent drilling programs, we may retain employees.

We currently do not have sufficient funds to complete exploration and development work on our properties, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. We cannot be certain that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

During November of 2012 and January of 2013 we raised approximately $250,000 through the sale of our equity securities for cash.

Results of Operations

Fiscal years ended March 31, 2013 and 2012

General & Revenue

We had no operating revenues during the fiscal years ended March 31, 2013 and 2012. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $506,000 as of March 31, 2013.

We incurred exploration costs for the fiscal year ended March 31, 2012, in the amount of approximately $75,000. Exploration expenditures were primarily for the advancement of our Black Hills gold property claims.

Our general and administrative expenses for the twelve months ended March 31, 2013 were approximately $343,000. This amount includes non-cash expenses of approximately $130,000 of stock compensation for consultants and one of our executive officers. The remaining expenditures totaling approximately $213,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from continuing operations for the fiscal years ended March 31, 2013 and 2012 totaling approximately $420,000 and $75,000, respectively and net losses for the fiscal years ended March 31, 2013 and 2012 totaling approximately $430,000 and $75,000, respectively. We recorded a loss from disposal of our Andean Geothermic operations in the approximate amount of $62,000 and income from debt forgiveness in the amount of approximately $17,000.

Off-Balance Sheet Arrangements

For the fiscal years ended March 31, 2013 and 2012, we did not have any Off-Balance Sheet Arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended March 31, 2013.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Dakota Territory Resource Corp

(formerly Mustang Geothermal Corp)

(A Development Stage Company)

Reno, NV

We have audited the accompanying balance sheet of Dakota Territory Resource Corp (the “Company”) as of March 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from April 12, 2011 (inception) through March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Territory Resource Corp as of March 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from April 12, 2011 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 28, 2013

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

North Homestake Mining Company

(An Exploration Stage Company)

We have audited the accompanying balance sheet of North Homestake Mining Company (the “Company”) as of March 31, 2012 and the related statements of operations, changes in shareholders’ equity and cash flows for the period from April 12, 2011 (inception) through March 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Homestake Mining Company as of March 31, 2012, and the result of its operations and its cash flows for the period from April 12, 2011 (inception) through March 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

June 27, 2012

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2013	2012
ASSETS
Current Assets
Cash	$68,121	$-
Prepaid expenses	9,208	-
Total current assets	77,329	-

Other assets	9,208	-
Mineral properties	150,000	-

Total Assets	$236,537	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$238,140	$333
Accounts payable, related party	225,020	-
Line of credit	31,069	-
Notes payable	305,550	-
Convertible notes payable	100,000	-
Total current liabilities	899,779	333

Note payable to related party	265,000	-
Total liabilities	1,164,779	333

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized no shares issued and outstanding as of March 31, 2013 and 2012, respectively
	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 41,334,876 and 30,000,000 shares issued and outstanding, as of March 31, 2013 and March 31, 2012, respectively

	41,335	30,000
Additional paid-in capital	(463,118)	45,000
Deficit accumulated during the exploration stage	(505,583)	(75,333)
Accumulated other comprehensive loss	(876)	-
Total stockholders' deficit	(928,242)	(333)

Total Liabilities and Stockholders' Deficit	$236,537	$-

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period from	For the period from
		April 12, 2011	April 12, 2011
	Year ended	(inception) through	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013

OPERATING EXPENSES
Depreciation and amortization	$3,542	$-	$3,542
Impairment loss	61,629	-	61,629
Exploration costs	12,114	74,644	86,758
General and administrative	343,119	689	343,808

Total operating expenses	420,404	75,333	495,737

LOSS FROM OPERATIONS	(420,404)	(75,333)	(495,737)

OTHER INCOME (EXPENSES)
Gain on debt extinguishment	17,361	-	17,361
Interest expense	(27,207)	-	(27,207)
Total other income (expense)	(9,846)	-	(9,846)

NET LOSS	(430,250)	(75,333)	(505,583)

Net loss per share: basic and diluted net loss per share
	$(0.01)	$(0.00)

Weighted average common shares outstanding - Basic and diluted
	34,511,636	30,000,000

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
For the period from April 12, 2011 (inception) through March 31, 2013

	Preferred Stock		Common Stock
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.001 per share	Additional Paid-In Capital	Accumulated Deficit during exploration stage	Accumulated Comprehensive Losses	Total Shareholders' Deficit
BALANCE, April 12, 2011	-	$-	-	$-	$-	$-	$-	$-

Shares issued for services	-	-	75,000	75	74,925	-	-	75,000
Shares issued for assets	-	-	29,925,000	29,925	(29,925)	-	-	-
Net Loss	-	-	-	-	-	(75,333)	-	(75,333)
BALANCE, March 31, 2012	-	-	30,000,000	30,000	45,000	(75,333)	-	(333)

Reorganization of Mustang Geothermal Corp	-	-	3,449,219	3,449	(1,711,707)	-	-	(1,708,258)
Shares issued for cash	-	-	2,500,000	2,500	247,500	-	-	250,000
Shares issued for services	-	-	4,144,252	4,144	113,240	-	-	117,384
Shares issued for mineral properties	-	-	1,000,000	1,000	149,000	-	-	150,000
Shares from convertible debt	-	-	241,405	242	20,278	-	-	20,520
Settlement of debt	-	-	-	-	21,116	-	-	21,116
Forgiveness of debt	-	-	-	-	617,455	-	-	617,455
Issuance of stock options	-	-	-	-	35,000	-	-	35,000
Net change in foreign currency translation	-	-	-	-	-	-	(876)	(876)
Net loss	-	-	-	-	-	(430,250)	-	(430,250)
BALANCE, March 31, 2013	-	$-	41,334,876	$41,335	$(463,118)	$(505,583)	$(876)	$(928,242)

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period	For the period
		from April 12, 2011	from April 12, 2011
	Year ended	(inception) to	(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Net loss	$(430,250)	$(75,333)	$(505,583)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expense	3,542	-	3,542
Shares issued for services	126,884	-	126,884
Impairment loss	61,629	-	61,629
Amortization of debt discount	15,556	-	15,556
Gain on debt extinguishment	(17,361)	-	(17,361)
Changes in current assets and current liabilities:
Prepaid expenses	3,542	-	3,542
Accounts payable and accrued liabilities	(167,399)	333	(167,066)
Accounts payable, related party	225,020	-	225,020
Net cash used in operating activities	(178,837)	(75,000)	(253,837)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	250,000	75,000	325,000
Proceeds from (repayment of) line of credit	(2,166)	-	(2,166)
Net cash provided by investing activities	247,834	75,000	322,834

Net change in cash	68,997	-	68,997
Effect of foreign currency exchange	(876)	-	(876)
Cash and Cash Equivalents, Beginning of Period	-	-	-

Cash and Cash Equivalents, End of Period	$68,121	$-	$68,121

Supplemental Disclosure of Noncash Transactions

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Accounts Payable and accrued liability increased by reorganization	$1,058,254	$-	$1,058,254
Line of credit increased by reorganization	$33,235	$-	$33,235
Note payable increase by reorganization	$570,550	$-	$570,550
Additional paid in capital decreased by reorganization	$1,711,707	$-	$1,711,707
Convertible notes payable increased by reorganization	$100,000	$-	$100,000
Common stock issued for convertible debt	$20,520	$-	$20,520
Common stock issued for settlement of debt	$21,116	$-	$21,116
Common stock issued for mineral properties	$150,000	$-	$150,000
Common stock issued for prepaid expense and other assets	$25,500	$-	$25,500
Forgiveness of related party debt	$617,455	$-	$617,455

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Note 1

Organization and Nature of Business

Dakota Territory Resource Corp., (the “Company”) was incorporated in the State of Nevada on February 6, 2002 under the name Lakefield Ventures, Inc.  In September 2012, the Company changed its name from Mustang Geothermal Corp to Dakota Territory Resource Corp, reflecting a change in business.  The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.

On March 9, 2012 the Company entered into an agreement with North Homestake Mining Company (“NHMC”) to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. The Agreement was completed on September 26, 2012 and the Company concurrently effected a 10 for 1 reverse stock split.  The merger was recorded as a reverse recapitalization (“reverse merger”) and the issuances of common stock were recorded as a reclassification between paid-in capital and par value of Common Stock.

North Homestake Mining Company was incorporated in the State of Nevada on April 12, 2011.  In accordance with the generally accepted accounting principles governing reverse mergers, the historical financial statements are those of NHMC, since renamed Dakota Territory Resource Corp.

On December 31, 2012, the Company completed an agreement to acquire 57 unpatented lode mining claims covering approximately 853 acres in the Black Hills of South Dakota in exchange for 1,000,000 shares of the Company’s common stock, which was valued at $0.15 per share on the transaction date.

Operations Prior to 2012 Reverse Merger

The Company entered into an agreement with Enco Explorations Inc. on March 18, 2010 to purchase certain Geothermal Leases in exchange for 100,000,000 shares (500,000 shares post reverse split) of the Company’s common stock, which was valued at $0.01 on the transaction date. On September 1, 2011, the Company decided not to continue with these geothermal properties and consequently terminated these geothermal leases.

On August 26, 2010, the Company entered into agreements with Minera Inc., Dakota Resource Holdings LLC., and Minera Cerro El Diablo Inc. to acquire certain geothermal leases totaling 9,800 acres located in the State of Nevada for 14,000,000 shares of the Company’s common stock, which was valued at $0.15 on the transaction date.  On August 15, 2012, the Company decided not to continue with these geothermal properties.  The Company’s decision to terminate or otherwise abandon these projects was based on the determination that (i) new opportunities to fund the Company's planned geothermal projects are not likely to materialize in the foreseeable future; (ii) the substantial overhead costs associated with maintaining its property positions in Nevada is detrimental to current and future efforts to finance exploration of the “Blind Gold Property”; and (iii) the diversion of any new finances to overhead costs associated with its geothermal properties is in conflict with the Company's overall objective of creating shareholder value through the focus of its energy and resources on gold exploration in the Black Hills.

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15,000,000 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a $25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Cusco, Ayacuho and Arequipa in the country of Peru.  On February 1, 2013, the Company’s Board of Directors decided to terminate these projects.  The subsidiary in Peru, Andean Geothermic Energy S.A.C has been closed.  The “Exploration Concession Applications” for three other properties all have leases that expire in 2013 which the Company will not be renewing.

On May 1, 2011 the United States Department of the Interior – Bureau of Land Management granted the Company title to geothermal lease N-089598 which was obtained through the competitive bid process.  The lease is located in Washoe County, Nevada and consists of an area of 1,409 acres. On September 1, 2011, the Company decided not to continue with its geothermal properties and consequently terminated the geothermal leases.

On December 2, 2011 the Company acquired through its Peruvian subsidiary, Andean Geothermic Energy S.A.C, three additional geothermal exploration concessions in southern Peru through the government application process.  The Atecata and Coline properties are located in the Department of Puno and Condoroma South property is located in the Departments of Cusco and each comprises an area of 900 hectares. The subsidiary in Peru, Andean Geothermic Energy S.A.C has been closed.  This project was abandoned in December 2012.

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The Company has an accumulated deficit of approximately $506,000 since inception and, has yet to achieve  profitable  operations, and projects further losses in the development of its business.

At March 31, 2013, the Company had a working capital deficiency of approximately $822,000.  Its  ability to  continue  as a going  concern is dependent  upon the ability of the Company to generate  profitable operations in the future and/or to obtain the necessary  financing to meet its  obligations  and repay its  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should the Company be unable to continue as a going  concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern.

Note 2

Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Dakota Territory Resource Corp., formerly Mustang Geothermal Corp., and Andean Geothermic Energy, S.A.C.  On September 26, 2012, the Company was re-organized with North Homestake Mining Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Our financial records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Exploration Stage Company

The Company is an exploration stage company, and follows the guideline of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities.  It is primarily engaged in the acquisition and exploration of mining properties.  All losses accumulated since inception, have been considered as part of the Company’s exploration stage activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these financial statements include all normal and recurring adjustments necessary for a fair presentation under Generally Accepted Accounting Principles.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable, and collection is probable. We have yet to generate any revenue.

Mineral Property Costs

The Company has been in the exploration stage since inception and has not yet realized any revenues from its planned operations.  All exploration expenditures are expenses as incurred.  Costs of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.

If the Company does not continue with exploration after the completion of the feasibility study, the associated capitalized costs will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.

To determine if the capitalized mineral property costs are in excess of their recoverable amount, the Company conducts periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Fair Value Measurements

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified with Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).The three levels of inputs used to measure fair value are as follows:

o

Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

o

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

o

Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Our financial instruments consist principally of cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue general, are expenses.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

Income taxes are computed using the asset and liability method, in accordance with ASC 740, Income Taxes. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share on the face of the Statements of Operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

Share-based Payments

The Company estimates the fair value of share-based compensation using the Black-Scholes valuation model, in accordance with the provisions of ASC 718, Compensation - Stock Compensation and ASC 505, Equity. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of our stock, the risk-free rate, and dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

Recent Accounting Pronouncements

Pronouncements between March 31, 2013 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3

Related Party Transactions

On December 10, 2004, the Company issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and was due and payable on demand. As of March 31, 2013, the balance of the loan has been forgiven in its entirety and was reclassified to APIC.

Effective October 1, 2005, the Company began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by the Company.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  During the year ended March 31, 2013, the Company incurred $120,000 in management fees from Minera Teles Pires Inc.  On March 27, 2013, Minera Teles Pires, Inc agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital.  As of March 31, 2013, the Company owed Minera Teles Pires $129,341 for management fees and out of pocket expenses.

Effective February 24, 2012, the Company began paying consulting fees to Jerikodie, Inc., a company controlled by a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  As of March 31, 2013, the Company owed Jerikodie, Inc.$95,679 for consulting fees and out of pocket expenses.

On October 3, 2012, the Company entered into an agreement with Gerry Berg, a director of the Company, for advisory and consulting services in exchange for 500,000 shares valued at $0.02 per share for a total of $10,000.  This agreement calls for an additional 200,000 shares to be issued subject to a vesting schedule which will begin January 2, 2013 and end December 31, 2013, based on the amount of time served.  On January 2, 2013, the Company issued 50,000 shares according to this agreement.

Note 4

Mineral Properties

On September 26, 2012, the Company was re-organized with North Homestake Mining Company.  With this re-organization, the Company acquired 84 unpatented lode mining claims covering approximately 1,600 acres known as the Blind Gold Property located in the Black Hills of South Dakota.

On December 28, 2012, the Company acquired 57 unpatented lode mining claims covering approximately 853 acres known as the West False Bottom Creek and Paradise Gulch Claim Group, the City Creek Claims Group, and the Homestake Paleoplacer Claims Group, all located in the Black Hills of South Dakota.  The West False Bottom Creek and Paradise Gulch Claims were contiguous to the Blind Gold Property and have been incorporated into the Blind Gold Property. The purchase price was 1,000,000 restricted common shares valued at $0.15 per share, or $150,000.

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	March 31,	March 31,
	2013	2012

Capitalized costs	$150,000	$-
Accumulated amortization	-	-
Impairment	-	-

Capitalized costs, net	$150,000	$-

Note 5

Geothermal Leases and Properties

On August 15, 2012, the Company decided to discontinue its geothermal leases in the State of Nevada.  The decision to reduce and/or eliminate overhead costs associated with its geothermal leases was based on the acquisition of North Homestake Mining Company and the Company’s commitment to focus its energies and financial resources going forward on gold exploration in the Black Hills of South Dakota.  The capitalized costs of the predecessor operations, Mustang Geothermal Corp., were expensed prior to the reverse merger and are no longer reflected in the historical operations of the Company.

Note 6

Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the year ended March 31, 2013 and 2012:

	2013	2012

Loss before income taxes	$(430,250)	$(75,333)

Income tax benefit computed at statutory rates	$(146,000)	$(26,000)
Increase in valuation allowance	103,000	26,000
Temporary differences, stock compensation	43,000	-
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at March 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets (liability)
Net operating loss carryfowards	$2,210,000	$26,000
Less: valuation allowance	(2,210,000)	(26,000)

Net deferred tax assets	$-	$-

As a result of a change in control effective in September 2012, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carryforward in the approximate amount of $6,500,000 will begin to expire in 2033.  We file income tax returns in the United States and in one state jurisdiction.

Note 7

Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 30,536	$ 113,311
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 6,894	$ 25,694
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 36,178	$ 136,178
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 34,924	$ 138,899
Total			$ 305,550	$ 108,532	$ 414,082

Notes Payable to Related Party

The Company had 11 notes payable to its President pursuant to advances which had historically been made by the President.  The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum.  These notes   were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”).  In conjunction with this restructuring, the President forgave accrued interest totalling $57,817 (recorded as an equity transaction).  The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest is due March 27, 2016.

As of March 31, 2013, the balance of promissory notes payable amounted to $570,550, of which $265,000 is due to related party on the balance sheet.

Note 8

Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now in default. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($23,444 as of March 31, 2013) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of March 31, 2013, this note is outstanding.

On August 15, 2012, the Company executed a 12% convertible note of $20,000 that is due February 13, 2013.  The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price of the lowest bid price less fifty (50%) percent during previous 5 days trading before the conversion date.  On November 2, 2012 the note balance of $20,520 was converted to 241,405 shares of stock valued at $0.085 per share.

At March 31, 2013, the balance of the convertible notes payable amounted to $100,000.

Note 9

Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to $35,000.  The balance of this Line of Credit at March 31, 2013 was $31,069.

Note 10

Common Stock

On September 26, 2012, Financial Industry Regulatory Authority (FINRA) approved a 10 for 1 reverse stock split of the Company’s common stock, and a name change to Dakota Territory Resource Corp.  The pre-split shares were 34,492,057 and the post split shares are 3,449,219 shares.  There was no adjustment on the shares for the reverse stock split.

On September 26, 2012, the Company issued 30,000,000 shares at $0.001 per share for the acquisition of North Homestake Mining Company to exchange all outstanding shares of North Homestake Mining Company.

On September 27, 2012, the Company issued 1,672,126 common shares at $0.02 per share totaling $33,443 for legal services.

On October 3, 2012, the Company issued 500,000 shares at $0.02 per share totaling $10,000 for consulting services provided by Gerald Berg, a Director of the Company and subsequently issued, on January 2, 2013, 50,000 shares for a total of $1,000 for consulting services under a vesting schedule as provided in the consulting services contract.

On October 5, 2012 the Company issued 1,672,126 shares at $0.02 per share totaling $33,443, for consulting/investor relation services.

On October 15, 2012 the Company, through a Private Placement restricted stock offering memorandum, offered 2,000,000 shares of restricted common stock for sale to accredited investors at a purchase price of $0.10 per share.

On November 30, 2012 the Company authorized an amendment of the terms of the Private Placement extending the date of closing through January 30, 2013 and included an over-allotment provision of up to 25% of the original placement.  As of March 31, 2013, the Company has issued 2,500,000 shares at $0.10 per share for a total of $250,000 through this offering.

On November 1, 2012, the Company issued 150,000 shares at $0.17 per share totaling $25,500 in exchange for web development and web hosting services.

On November 2, 2012, the Company issued 241,405 shares at $0.085 per share totaling $20,520 in accordance with a convertible debt arrangement.

On December 29, 2012, the Company issued 1,000,000 shares at $0.15 per share totaling $150,000 in accordance with a purchase agreement for 57 unpatented lode mine claims.

Consulting Agreements

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

On October 3, 2012 the Company entered into a consulting agreement and issued 500,000 shares to their Director, Gerry Berg, at a price of $0.02 per share for a total of $10,000.  The Company has also agreed to issue up to an additional 200,000 shares subject to a vesting schedule which begins January 2, 2013 and ends December 31, 2013, based on the amount of time served.

On January 10, 2013, the Company entered into a consulting retainer agreement for professional consulting, strategic planning and business development services for a one year term in exchange for 1,112,500 shares.  At March 31, 2013 the shares had not been issued.

On January 10, 2013, the Company entered into a consulting retainer agreement for professional consulting, strategic planning and business development services for a two year term in exchange for 2,250,000 shares, subject to a vesting schedule.  At March 31, 2013 the shares had not been issued.

On March 19, 2013 the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s stock upon execution of the consulting agreement, and an option to purchase 1,000,000 shares valued at $0.14 per share under a 5 year term expiring March 19, 2018.

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718.  A total of $35,000 was expensed for the year ended March 31, 2013 since 25% of these options vested upon signing of the agreement.

Additionally, the Company agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014.

At March 31, 2013, the total issued and outstanding shares were 41,334,876.

Note 11

Subsequent Events

On April 30, 2013, we completed a sale of our restricted common shares to a private investor. The Company sold a total of 1,000,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $100,000 received by the Company. A 10% placement fee was paid to a FINRA registered broker-dealer.

In May 2013, we issued 50,000 shares to one of our directors in accordance with his consulting agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective March 28, 2013, the Company’s board of directors dismissed its independent accountant, PLS CPA. Over the last two fiscal years and subsequent interim period through the date of dismissal, no principal accountant's report on the Company’s financial statements contained material disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PLS CPA, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

During the Company’s two most recent fiscal years and subsequent interim period through the date of dismissal, PLS CPA’s reports on the financial statements of the Company contained no adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles or qualification, except that in each of their reports covering the two most recent fiscal years, PLS CPA issued an opinion that the Company has limited operations and no established source of revenue that raises substantial doubts about the Company’s ability to continue as a going concern.

Effective March 28, 2013, the Company retained LBB & Associates Ltd., LLP, 10260 Westheimer Road, Suite 310, Houston, Texas 77042 as its new independent principal accountant to audit the Company’s financial statements. During the Company’s two most recent fiscal years to date, and subsequent interim period through the date of engagement, the Company has not retained or inquired of LBB & Associates Ltd., LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements. Further, the Company received no written report or oral advice from LBB & Associates Ltd., LLP that the Company considered in reaching a decision to retain LBB & Associates Ltd., LLP. Further, the Company has not communicated or had any disagreements or reportable events that concern LBB & Associates Ltd., LLP, or the Company’s interactions with its present independent auditor PLS CPA for the previous two most recent fiscal years to date and subsequent interim period through the date of engagement.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  March 31, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a) We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b) Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

As a result of the existence of these material weaknesses as of March 31, 2013, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

We intend that our internal control over financial reporting will be modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which will improve our internal control over financial reporting. In March 2013 we hired a new Chief Financial Officer to further strengthen our internal controls.

Management’s Remediation Plans

We will look to increase our personnel resources and technical accounting expertise within the accounting function as funds become available. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Management and Board of Directors

All directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	Director, President and Chief Executive Officer	58	September 2005
Gerald Aberle	Director, Vice President & Chief Operating Officer	54	February 2012
Gerry Berg	Director	66	February 2012
Wm Chris Mathers	Chief Financial Officer	53	March 2013

Richard Bachman.

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

Mr. Gerald Aberle

Mr. Aberle graduated in 1980 from South Dakota School of Mines and Technology with a bachelor of science degree in mining engineering. He has over 30 years of experience in the minerals industry, including 22 years with Homestake Mining Company at the Homestake gold mine in Lead, S.D. Mr. Aberle's mining background includes extensive engineering, operations management and project management experience. Over the past 11 years, Mr. Aberle has consulted in the mining, underground construction and minerals exploration business for clients including Homestake Mining Co., Barrick Gold Corp., the State of South Dakota and the University of Washington in connection with the planning and development of the National Science Foundation's national deep underground science and engineering laboratory.  Over the past 4 years, Mr. Aberle has held numerous corporate management positions in the junior exploration business.  Mr. Aberle also has more than 15 years of private business experience in the United States, primarily in the land development and construction industries.

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

Wm Chris Mathers

Mr. Mathers is a senior finance and accounting professional with more than 30 years of experience in financial accounting, mergers and acquisition, Securities and Exchange Commission compliance and operational and administrative support. Mr. Mathers holds a BBA in Accounting from Southwestern University at Georgetown, Texas, and is a certified public accountant. Mr. Mathers began his career in public accounting in 1981 with the accounting firm of Price Waterhouse focusing on multi-national public audits. From 1983 through 1989, Mr. Mathers was in private practice focusing on tax preparation, and the financial audits of corporations, partnerships and individuals. From 1989 through 1993, Mr. Mathers was a Controller and Administrative Officer of GJR Investments, Inc., a national real estate firm.

Beginning in 1994, Mr. Mathers began work as chief financial officer for several privately and publicly held companies, including: Intersystems, Inc. of Houston, Texas, a multi-state manufacturing firm; Nexus Custom Electronics, Inc., a manufacturer of circuit boards to private industry and the U.S. Department of Defense; Interactive Nutrition International, Inc., Ottawa, Canada, a manufacturer of Nutritional products; and, Texas Rare Earth Resources Corp, Texas, a mining company engaged in the business of the acquisition, exploration and development of mineral properties.

Committees of the Board & Director Independence

Our board of directors is currently composed of three directors, none of which are independent.  We are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.  The Board has not established any committees and, accordingly, the Board serves as the audit, compensation, and nomination committee, and we have no audit committee financial expert.

As of March 31, 2013, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

There have been no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, as of the date of this report, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners are complied with.

Code of Ethics

On May 14, 2013, we amended our code of ethics which applies to all our directors, officers and employees. A copy of our amended “Code of Ethics” is filed as exhibit 14.1 to this annual report on Form 10-K.for the year ended March 31, 2013.

Item 11.  Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at March 31, 2013 named executive officers.  “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Richard Bachman, President and CEO Gerald Aberle Wm Chris Mathers, CFO	2013 2012 2013 2012 2013	120,000 120,000 108,000 108,000 1,000	-- -- -- -- --	-- -- -- -- --	-- -- -- -- 140,000 (1)	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	120,000 120,000 108,000 108,000 140,000

(1) Represents a five-year option to purchase up to 1,000,000 shares of common stock at a price of $0.14 per share.

None of our executive officers has a written compensatory agreement, except for Mr. Mathers.  Pursuant to his two-year consulting agreement, Mr. Mathers was issued 100,000 shares of common stock, is paid $1,000 per month through September 2013, $2,000 per month commencing on October 2013 through March 2014, and $3,000 per month thereafter.  Additionally, Mr. Mathers was awarded a five-year option to purchase 1,000,000 shares of our common stock at an exercise price of $0.14 per share, vesting 25% upon date of grant and 25% per six-month period thereafter, assuming Mr. Mathers continues his consulting role with the Company.

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

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2013, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.  We do not currently have a compensation committee.

Salary

The amount of compensation paid by the Company to each of the Company’s officers and the terms of those persons’ employment is determined by the Board of Directors. The Board evaluates past performance and considers future incentive and retention in considering the appropriate compensation for the Company’s officers.  The Company believes that the compensation paid to the Company’s directors and officers is fair to the Company.

Stock Incentive Awards

The Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

In this regard, during the fiscal year ended March 31, 2013, the Board authorize the issuance of 1,000,000 stock option awards to its Chief Financial Officer.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options held by the Company’s Named Executive Officers as of March 31, 2013. No stock appreciation rights were awarded.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Richard Bachman Chief Executive Officer	--	--	--	--	--
Wm. Chris Mathers Chief Financial Officer	250,000	750,000	--	$0.14	3/19/18

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2013.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 26, 2013, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group. As of June 26, 2013, there were 45,747,376 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	15,163,368 (2)	33.15%
Gerald Aberle c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	15,000,000	32.79%
Gerry Berg 4093 Oceanside Boulevard Ste. B Oceanside, CA 92056	550,000	1.20%
Wm. Chris Mathers 1715 Church St. Galveston, TX 77550	1,150,000 (3)	2.51%
All Directors and Officers as a Group	--	--

(1)

Based on 45,747,376 shares of common stock issued and outstanding as of June 26, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Consists of (i) 15,121,968 shares of common stock held in the name of Richard Bachman and (ii) 41,400 shares of common stock held in an S-Corporate controlled by Richard Backman.

(3)

Consists of (i) 150,000 shares of common stock and (ii) a five year option to purchase 1,000,000 shares of common stock at an exercise price of $0.14.

Item 13.  Certain Relationships and Related Transactions, and Director Independence Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Issuance of stock and consulting arrangements

Effective October 1, 2005, we entered into a management consulting agreement with Minera Teles Pires Inc., a company controlled by Mr. Bachman.  The management agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 is deferred until our company obtains financing. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  Through December 31, 2012 the Company owed Minera Teles Pires $637,579.  In March 2013, Minera Teles Pires Inc. agreed to forgive $522,579, leaving a balance of $129,341 outstanding.

In March 2013, the Company memorialized and restructured a debt obligation owed to International Mineral Resources Ltd., an affiliate of Mr. Bachman, in the amount of $265,000, extending the maturity date to March 2016, with certain pre-payment obligations in the amount of 10% of gross proceeds from any financing exceeding $500,000.  This obligations bears interest at a rate of 4% per annum.

Effective February 24, 2012, the Company entered into a consulting contract with Jerikodie, Inc., a South Dakota corporation controlled by Gerald Aberle, the Company’s director, Vice President and Chief Operating Officer. The agreement provides for compensation of $9,000 per month. On March 31, 2013, the Company owes Jerikodie Inc. $95,679.

The Company and Mr. Mathers, in connection with his appointment as Chief Financial Officer, entered into a consulting agreement whereby the Company agreed to compensate Mr. Mathers with 100,000 shares of Common Stock issued and a five-year option to purchase 1,000,000 shares of Common Stock at an exercise price of 0.14 per share.  As of the date hereof, 250,000 shares underlying this option have vested and 250,000 shares will vest upon each 6-month anniversary, provided Mr. Mathers continues to provide services to the Company.  The Company also agreed to pay to Mr. Mathers cash consideration in the amount of $1,000 per month, increasing to $2,000 per month on September 1, 2013, and to $3,000 per month on March 1, 2014.  In January 2013, Mr. Mathers purchased 50,000 shares of Common Stock for $5,000.

In December 2012, Mr. Kamin and certain affiliates acquired an aggregate of 800,000 shares of Common Stock for $80,000.

Effective January 2013, the Company committed to issue to Composite Resource Group, a company controlled by Mr. Kamin, 2,250,000 shares of Common Stock for services rendered and to be rendered during a 2-year period.  These shares were subsequently issued on May 9, 2013.

Director Independence

Our board of directors has determined that none of our present board members are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended March 31, 2013 and 2012, the aggregate fees billed by our independent accountants, LBB & Associates Ltd., LLP,  for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended March 31, 2013	Fiscal year ended March 31, 2012
Audit fees	$25,000	$45,000
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.  Tax fees consist of fees for professional services rendered in connection with preparation and filing of our federal income tax returns and limited tax consulting.

Our Board’s policy, who acts as our audit committee, is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Board’s policy, pre-approval is provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

Effective March 28, 2013, the Company’s board of directors dismissed its independent accountant, PLS CPA. Effective March 28, 2013, the Company retained LBB & Associates Ltd., LLP, 10260 Westheimer Road, Suite 310, Houston, Texas 77042 as its new independent principal accountant to audit the Company’s financial statements.

ITEM 15.  EXHIBITS.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Annual Report, subject to the Registrant’s right under Rule 12b-32 under the Exchange Act to incorporate previously filed Exhibits by reference:

Exhibit Number	Description
3.1 (i), (ii)	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003.
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.10 3.11

Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.

Amended Articles and Plan of Merger filed on September 14, 2012 incorporated by reference from our Current Report on Form 8-K filed on October 3, 2012.

16.1	Letter from PLS, CPA dated April 2, 2013 incorporated by reference from our Current Report on Form 8-K filed on April 5, 2013.
14.1*	Our Code of Ethics adopted April 26, 2013.
23.1	Consent of Independent Public Accountant.
31.1* 31.2*	Section 302 Certification of Richard Bachman, Chief Executive Officer Section 302 Certification of Wm. Chris Mathers, Chief Financial Officer
32.1* 32.2*	Section 906 Certification of Richard Bachman, Chief Executive Officer Section 906 Certification of Wm. Chris Mathers, Chief Financial Officer

*FILED HEREWITH

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP.

/s/ Richard Bachman

By: Richard Bachman

President, Secretary and Director

(Principal Executive Officer)

Dated: July 1, 2013

/s/ Gerald Aberle

By: Gerald Aberle

Vice President, Director

(Chief Operating Officer)

Dated: July 1, 2013

/s/ Gerry Berg

By: Gerry Berg

Director

Dated: July 1, 2013

/s/ Wm. Chris Mathers

By: Wm. Chris Mathers

(Chief Financial Officer and Principal Accounting Officer)

Dated: July 1, 2013