Form 10-Q
period 2013-06-30
DAKOTA TERRITORY RESOURCE CORP
filed 2013-08-12
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(775) 747-0667

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes      . No  X .

Number of shares of issuer’s common stock outstanding at July 31, 2013:  45,747,376

DAKOTA TERRITORY RESOURCE CORP
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)

ASSETS

Current Assets
Cash	$49,452	$68,121
Prepaid expenses	7,083	9,208
Total current assets	56,535	77,329

Other assets	7,083	9,208
Mineral properties	150,000	150,000

Total Assets	$213,618	$236,537

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$254,477	$238,140
Accounts payable, related party	244,264	225,020
Line of credit	30,661	31,069
Note payable	305,550	305,550
Convertible notes payable	100,000	100,000
Total current liabilities	934,952	899,779

Notes payable to related party	265,000	265,000
Total liabilities	1,199,952	1,164,779

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 45,747,376 and 41,334,876 shares issued and outstanding, as of June 30, 2013 and March 31, 2013, respectively

	45,747	41,335
Additional paid-in capital	(248,155)	(463,118)
Deficit accumulated during the exploration stage	(783,926)	(505,583)
Accumulated other comprehensive loss	-	(876)
Total stockholders' deficit	(986,334)	(928,242)

Total Liabilities and Stockholders' Deficit	$213,618	$236,537

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
(An Exploration Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

			For the period from
	Three months	Three months	April 12, 2011
	ended	ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013

OPERATING EXPENSES
Depreciation and amortization	$2,125	$-	$5,667
Impairment loss	-	-	61,629
Exploration costs	-	-	86,758
General and administrative	267,626	-	612,310

Total operating expenses	269,751	-	766,364

LOSS FROM OPERATIONS	(269,751)	-	(766,364)

OTHER INCOME (EXPENSES)
Gain on debt extinquishment	-	-	17,361
Interest expense	(7,716)	-	(34,923)
Total other income (expense)	(7,716)	-	(17,562)

NET LOSS	$(277,467)	$-	$(783,926)

Net loss per share:
basic and diluted net loss per share	$(0.01)	$-

Weighted average common shares outstanding - Basic and diluted
	43,334,182	30,000,000

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
(An Exploration Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

			For the period
	Three months	Three months	from April 12, 2011
	ended	ended	(inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

Net loss	$(277,467)	$-	$(783,926)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expense	2,125	-	5,667
Shares issued for services	119,375	-	246,259
Impairment loss	-	-	61,629
Amortization of debt discount	-	-	15,556
Loss on debt extinquishment	-	-	(17,361)
Changes in current assets and current liabilities:
Prepaid expenses	2,125	-	5,667
Accounts payable & accrued liabilities	16,337	-	(150,729)
Accounts payable, related party	19,244	-	244,264
Net cash used in operating activities	(118,261)	-	(372,974)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	100,000	-	425,000
Proceeds from (repayments of) line of credit	(408)	-	(2,574)
Net cash provided by financing activities	99,592	-	422,426

Net change in cash	(18,669)	-	49,452
Cash and Cash Equivalents, Beginning of Period	68,121	-	-

Cash and Cash Equivalents, End of Period	$49,452	$-	$49,452

Supplemental Disclosure of Noncash Transactions

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Accounts Payable and accrued liability increased by reorganization	$-	$-	$1,058,254
Line of credit increased by reorganization	$-	$-	$33,235
Note payable increase by reorganization	$-	$-	$570,550
Additional paid in capital decreased by reorganization	$-	$-	$1,711,707
Convertible notes payable increased by reorganization	$-	$-	$100,000
Common stock issued for convertible debt	$-	$-	$20,520
Common stock issued for settlement of debt	$-	$-	$21,116
Common stock issued for mineral properties	$-	$-	$150,000
Common stock issued for prepaid expense and other assets	$-	$-	$25,500
Forgiveness of related party debt	$-	$-	$617,455
	-
The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

(An Exploration Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Dakota Territory Resource Corp. (“we”, “us”, “our”, the “Company”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended March 31, 2013 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2013 as reported in our annual report on Form 10-K, have been omitted.

The Company’s absence of revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital. During the quarter ended June 30, 2013, we incurred $34,500 in management fees and rent from Minera Teles Pires Inc. As of June 30, 2013, we owed Minera Teles Pires $138,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  As of June 30, 2013, we owed Jerikodie, Inc. $102,264 for consulting fees and out of pocket expenses.

On October 3, 2012 we entered into a consulting agreement with, and issued 500,000 shares to, our Director, Gerry Berg, at a price of $0.02 per share for a total of $10,000.  The Company has also agreed to issue up to an additional 200,000 shares, at a price of $0.02 per share for a total of $4,000, subject to a vesting schedule which begins January 2, 2013 and ends December 31, 2013, based on the amount of time served.  For the quarter ended June 30, 2013, we issued 50,000 shares to Mr. Berg as stock based compensation.

Note 3 – Mineral Properties

On September 26, 2012, we re-organized with North Homestake Mining Company.  With this re-organization, we acquired 84 unpatented lode mining claims covering approximately 853 acres known as the Blind Gold Property located in the Black Hills of South Dakota.

On December 28, 2012 we acquired 57 unpatented lode mining claims covering approximately 1,600 acres known as the West False Bottom Creek and Paradise Gulch Claim Group, the City Creek Claims Group, and the Homestake Paleoplacer Claims Group, all located in the Black Hills of South Dakota.  The purchase price was 1,000,000 restricted common shares valued at $0.15 per share or $150,000.

We plan to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	June 30,	March 31,
	2013	2013
Capitalized costs	$150,000	$150,000
Accumulated amortization	-	-
Impairment	-	-

Capitalized costs, net	$150,000	$150,000

Note 4 – Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 30,536	$ 113,311
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 6,894	$ 25,694
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 36,178	$ 136,178
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 34,924	$ 138,899
Total			$ 305,550	$ 108,532	$ 414,082

Notes Payable to Related Party

We had 11 notes payable to our President pursuant to advances which had historically been made by the President.  The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum.  These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”).  In conjunction with this restructuring, the President forgave accrued interest totalling $57,817 (recorded as an equity transaction).  The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. We will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest is due March 27, 2016.

As of June 30, 2013, the balance of promissory notes payable amounted to $570,550, of which $265,000 is due to related party on the balance sheet.

Note 5 – Convertible Note Payable

On August 14, 2008, we executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now in default. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($24,708 as of June 30, 2013) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of June 30, 2013, this note is outstanding.

Note 6 – Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows us to borrow up to $35,000. The balance of this Line of Credit at June 30, 2013 was $30,661.

Note 7 – Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

On June 4, 2013, we sold and issued 1,000,000 shares of our common stock, at $0.10 per share, in a private placement for cash totaling $100,000.

Note 8 – Consulting Agreements

On January 10, 2013, the Company entered into a consulting retainer agreement with a shareholder for professional consulting, strategic planning and business development services for a one year term in exchange for 1,112,500 shares.  We issued these shares on May 31, 2013.

On January 10, 2013, the Company entered into a consulting retainer agreement for professional consulting, strategic planning and business development services for a two year term in exchange for 2,250,000 shares, subject to a vesting schedule.  We issued these shares on May 31, 2013. The service provider was subsequently appointed to our Board.

On March 19, 2013 the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s stock upon execution of the consulting agreement, and an option to purchase 1,000,000 shares valued at $0.14 per share under a 5 year term expiring March 19, 2018.

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718.  A total of approximately $17,500 was expensed for the quarter ended June 30, 2013 as stock based compensation.

Additionally, the Company agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014.

At June 30, 2013, the total issued and outstanding shares were 45,747,376.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Dakota Territory Resource Corp,” "the Corporation" “we,” “our” or “us” refer to Dakota Territory Resource Corp.  You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report.  This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

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

•

risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Overview and Organizational History

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

Table : Fiscal Year 2014 Proposed Exploration Expenditures ($000)
Salaries & Wages	$254
General & administrative	$251
Airborne survey	$400
Field programs	$60
Site preparation	$55
Diamond Drilling	$790
Assays	$93
Geologic & project support	$256
Equipment & project operations	$75
Permitting & environmental	$65
Property costs	$20
Project contingency	$181
TOTAL	$2,500

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

Recent Corporate Developments

On June 27, 2013, we furnished a Current Report on Form 8-K and issued a press release concerning the receipt of a technical report prepared to the standard and in the form of National Instrument 43-101 Standards of Disclosure for Mineral Projects ("the Report") titled “Technical Report on the Blind Gold Project, Maitland Mining District, Lawrence County, South Dakota.” Brian Leslie Cole, P. Geo., and Amer Smailbegovic, Ph.D., CPG., each of whom is a Qualified Person under National Instrument 43-101, prepared the report.

Messrs. Cole and Smailbegovic produced the independent review based upon their due diligence investigations of the historical, scientific and technical information pertinent to our Blind Gold Project and Blind Gold Property. Messrs. Cole and Smailbegovic also based their report and opinion upon information gathered as the result of direct observations made during a 6-day visit to our project area.

A copy of the Report is available on our website at www.dakotatrc.com. We are not a reporting issuer in Canada and our Securities are not listed on any Canadian Exchange. The Report was not filed with SEDAR (the System for Electronic Document Analysis and Retrieval), which is the system used for electronically filing most securities related information with the Canadian securities regulatory authorities.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of approximately $878,000.

During our fiscal year ending March 31, 2014, we plan to spend approximately $400,000 for airborne geophysical surveys, $770,000 for diamond drilling, $60,000 for surface sampling and $93,000 for assays, as well as approximately $324,000 for expenses related to exploration programs.  The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors.  We estimate that general and administrative expenses during fiscal year ending March 31, 2014 will be approximately $750,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

On June 4, 2013, we sold and issued 1,000,000 shares of our common stock, at $0.10 per share, in a private placement for cash totaling $100,000.

Results of Operations

Quarters ended June 30, 2013 and 2012

General & Revenue

We had no operating revenues during the quarters ended June 30, 2013 and 2012. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $784,000 as of June 30, 2013.

Our general and administrative expenses for the three months ended June 30, 2013 were approximately $268,000. This amount includes non-cash stock compensation expenses of approximately $119,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $149,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  We did not incur any general and administrative expenses for the quarter ended June 30, 2012.

We had losses from operations for the quarter ended June 30, 2013 totaling approximately $270,000 and a net loss for the quarter ended June 30, 2013 totaling approximately $277,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in our reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2013 as filed with the Commission on July 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
June 2013	Common Stock	1,000,000	Private Placement Investor	$100,000	Cash	4(2)

(A)

With respect to sales designated by “Sec. 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act of 1933 as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as otherwise set forth in this Quarterly Report, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended May 31, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the  Federal Mine Safety and Health Act of 1977  (the “Mine Act”).

Item 5. Other Information

None.

Item 6.  Exhibits.

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1 (i), (ii)	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003.
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.11	Amended Articles and Plan of Merger filed on September 14, 2012 incorporated by reference from our Current Report on Form 8-K filed on October 3, 2012.
16.1	Letter from PLS, CPA dated April 2, 2013 incorporated by reference from our Current Report on Form 8-K filed on April 5, 2013.
14.1	Our Code of Ethics adopted April 26, 2013 incorporated by reference from our annual report on Form 10-K filed on July 1, 2013.
31.1*	Section 302 Certification of Richard Bachman, Chief Executive Officer
31.2*	Section 302 Certification of Wm. Chris Mathers, Chief Financial Officer
32.1*	Section 906 Certification of Richard Bachman, Chief Executive Officer
32.2*	Section 906 Certification of Wm. Chris Mathers, Chief Financial Officer

*FILED HEREWITH

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP.

/s/ Richard Bachman

By: Richard Bachman, duly authorized officer

Chief Executive Officer and Principal Executive Officer

Dated: August 12, 2013

/s/ Wm. Chris Mathers

By: Wm. Chris Mathers, duly authorized officer

Chief Financial Officer and Principal Accounting Officer

Dated: August 12, 2013