Form 10-Q
period 2013-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2013-11-19
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes       . No   X .

Number of shares of issuer’s common stock outstanding at November 19, 2013:  46,247,376

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS

Current Assets
Cash	$4,351	$68,121
Prepaid expenses	4,959	9,208
Total current assets	9,310	77,329

Other assets	4,958	9,208
Mineral properties	150,000	150,000

Total Assets	$164,268	$236,537

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$261,532	$238,140
Accounts payable, related party	305,764	225,020
Line of credit	29,229	31,069
Notes payable	305,550	305,550
Convertible note payable	100,000	100,000
Total current liabilities	1,002,075	899,779

Note payable to related party	265,000	265,000
Total liabilities	1,267,075	1,164,779

Commitments

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 45,747,376 and 41,334,876 shares issued and outstanding, as of September 30, 2013 and March 31, 2013, respectively	45,747	41,335
Additional paid-in capital	(229,655)	(463,118)
Deficit accumulated during the exploration stage	(918,899)	(505,583)
Accumulated other comprehensive loss	-	(876)
Total stockholders' deficit	(1,102,807)	(928,242)

Total Liabilities and Stockholders' Deficit	$164,268	$236,537

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Six months ended September 30, 2013	Six months ended September 30, 2012	Three months ended September 30, 2013	Three months ended September 30, 2012	For the period from April 12, 2011 (inception) through September 30, 2013

OPERATING EXPENSES
Depreciation and amortization	$4,250	$-	$2,125	$-	$7,792
Impairment loss	-	-	-	-	61,629
Exploration costs	19,805	-	19,805	-	106,563
General and administrative	372,869	47,234	105,243	47,234	717,553

Total operating expenses	396,924	47,234	127,173	47,234	893,537

LOSS FROM OPERATIONS	(396,924)	(47,234)	(127,173)	(47,234)	(893,537)

OTHER INCOME (EXPENSES)
Gain on debt extinquishment	-	-	-	-	17,361
Interest expense	(15,516)	(1,108)	(7,800)	(1,108)	(42,723)
Total other income (expense)	(15,516)	(1,108)	(7,800)	(1,108)	(25,362)

NET LOSS	$(412,440)	$(48,342)	$(134,973)	$(48,342)	$(918,899)

Net loss per share:
basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	44,554,038	30,139,927	45,747,376	30,278,333

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six months ended September 30, 2013	Six months ended September 30, 2012	For the period from April 12, 2011 (inception) to September 30, 2013

Net loss	$(412,440)	$(48,342)	$(918,899)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expense	4,250	-	7,792
Shares issued for services	137,875	33,443	264,759
Impairment loss	-	-	61,629
Amortization of debt discount	-	555	15,556
Loss on debt extinquishment	-	-	(17,361)
Changes in current assets and current liabilities:
Prepaid expenses	4,249	-	7,791
Accounts payable & accrued liabilities	23,392	14,344	(143,674)
Accounts payable, related party	80,744	-	305,764
Net cash used in operating activities	(161,930)	-	(416,643)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	100,000	-	425,000
Proceeds from (repayments of) line of credit	(1,840)	-	(4,006)
Net cash provided by financing activities	98,160	-	420,994

Net change in cash	(63,770)	-	4,351
Cash and Cash Equivalents, Beginning of Period	68,121	6,361	-

Cash and Cash Equivalents, End of Period	$4,351	$6,361	$4,351

Supplemental Disclosure of Noncash Transactions

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Accounts payable and accrued liability increased by reorganization	$-	$1,058,254	$1,058,254
Line of credit increased by reorganization	$-	$33,235	$33,235
Note payable increased by reorganization	$-	$570,550	$570,550
Additional paid in capital decreased by reorganization	$-	$1,711,707	$1,711,707
Convertible notes payable increased by reorganization	$-	$100,000	$100,000
Common stock issued for convertible debt	$-	$-	$20,520
Common stock issued for settlement of debt	$-	$-	$21,116
Common stock issued for mineral properties	$-	$-	$150,000
Common stock issued for prepaid expense and other assets	$-	$-	$25,500
Forgiveness of related party debt	$-	$-	$617,455

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

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

Note 2  Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital. During the six months ended September 30, 2013, we incurred $69,000 in management fees and rent from Minera Teles Pires Inc.  As of September 30, 2013, we owed Minera Teles Pires $172,500 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the six months ended September 30, 2013, we incurred $54,000 in consulting fees from Jerikodie, Inc.  As of September 30, 2013, we owed Jerikodie, Inc. $126,264 for consulting fees and out of pocket expenses.

On October 3, 2012 we entered into a consulting agreement with, and issued 500,000 shares to, our Director, Gerry Berg, at a price of $0.02 per share for a total of $10,000.  The Company has also agreed to issue up to an additional 200,000 shares, at a price of $0.02 per share for a total of $4,000, subject to a vesting schedule which begins January 2, 2013 and ends December 31, 2013, based on the amount of time served.  For the six months ended September 30, 2013, we issued 50,000 shares to Mr. Berg as stock based compensation valued at $1,000.

Note 3

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

We plan to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	September 30,	March 31,
	2013	2013
Capitalized costs	$ 150,000	$ 150,000
Accumulated amortization	-	-
Impairment	-	-

Mineral Properties	$ 150,000	$ 150,000

Note 4

   Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 32,611	$ 115,386
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 7,365	$ 26,165
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 38,685	$ 138,685
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 37,531	$ 141,506
Total			$ 305,550	$ 116,192	$ 421,742

Note Payable to Related Party

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

As of September 30, 2013, the balance of the promissory note payable amounted to $265,000.

Note 5

Convertible Note Payable

On August 14, 2008, we executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now in default. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($25,986 as of September 30, 2013) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of September 30, 2013, this note is outstanding.

Note 6  Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows us to borrow up to $35,000.  The balance of this Line of Credit at September 30, 2013 was $29,229.

Note 7

Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

On June 4, 2013, we sold and issued 1,000,000 shares of our common stock, at $0.10 per share, in a private placement for cash totaling $100,000.

Note 8 Consulting Agreements

On January 10, 2013, the Company entered into a consulting retainer agreement with a shareholder for professional consulting, strategic planning and business development services for a one year term in exchange for 1,112,500 shares.  We issued these shares on May 31, 2013.

On January 10, 2013, the Company entered into a consulting retainer agreement for professional consulting, strategic planning and business development services for a two year term in exchange for 2,250,000 shares, subject to a vesting schedule.  We issued these shares on May 31, 2013.  This service provider was subsequently appointed to our Board.

On March 19, 2013 the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s stock upon execution of the consulting agreement, and an option to purchase 1,000,000 shares valued at $0.14 per share under a 5 year term expiring March 19, 2018.

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718.  A total of approximately $35,000 was expensed for the six months ended September 30, 2013 as stock based compensation.

Additionally, the Company agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014.

At September 30, 2013, the total issued and outstanding shares were 45,747,376.

Note 9 Subsequent Events

On November 6, 2013, we sold 500,000 shares of our common stock, at $0.10 per share, in a private placement for cash totaling $50,000.

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

·

the progress, potential and uncertainties of our 2013-2014 exploration program  at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

·

the success of getting the necessary permits for future drill programs and future project exploration;

·

expectations regarding the ability to raise capital and to continue our exploration plans on our properties; and

·

plans regarding anticipated expenditures at the Project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

·

risks associated with lack of defined resources that are not SEC Guide 7 Compliant Reserves, and may never be;

·

risks associated with our history of losses and need for additional financing;

·

risks associated with our limited operating history;

·

risks associated with our properties all being in the exploration stage;

·

risks associated with our lack of history in producing metals from our properties;

·

risks associated with our need for additional financing to develop a producing mine, if warranted;

·

risks associated with our exploration activities not being commercially successful;

·

risks associated with ownership of surface rights at our Project;

·

risks associated with increased costs affecting our financial condition;

·

risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;

·

risks associated with mining and mineral exploration being inherently dangerous;

·

risks associated with mineralization estimates;

·

risks associated with changes in mineralization estimates affecting the economic viability of our properties;

·

risks associated with uninsured risks;

·

risks associated with mineral operations being subject to market forces beyond our control;

·

risks associated with fluctuations in commodity prices;

·

risks associated with permitting, licenses and approval processes;

·

risks associated with the governmental and environmental regulations;

·

risks associated with future legislation regarding the mining industry and climate change;

·

risks associated with potential environmental lawsuits;

·

risks associated with our land reclamation requirements;

·

risks associated with gold mining presenting potential health risks;

·

risks related to title in our properties

·

risks related to competition in the gold mining industries;

·

risks related to economic conditions;

·

risks related to our ability to manage growth;

·

risks related to the potential difficulty of attracting and retaining qualified personnel;

·

risks related to our dependence on key personnel;

·

risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

·

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

Liquidity and Capital Resources

As of September 30, 2013, we had a working capital deficit of approximately $993,000.

During our fiscal year ending March 31, 2014, we plan to spend approximately $400,000 for airborne geophysical surveys, $790,000 for diamond drilling, $60,000 for surface sampling and $93,000 for assays, as well as approximately $324,000 for expenses related to exploration programs.  The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors.  We estimate that general and administrative expenses during fiscal year ending March 31, 2014 will be approximately $750,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Results of Operations

Six months ended September 30, 2013 and 2012

We had no operating revenues for the six months ended September 30, 2013 and 2012. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $919,000 as of September 30, 2013.

Our general and administrative expenses for the six months ended September 30, 2013 were approximately $373,000. This amount includes non-cash stock compensation expenses of approximately $138,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $235,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  We incurred approximately $47,000 in general and administrative expenses for the six months ended September 30, 2012.

We had losses from operations for the six months ended September 30, 2013 totaling approximately $397,000 and a net loss for the six months ended September 30, 2013 totaling approximately $412,000.  We accrued interest on notes payable totaling approximately $16,000 for the six months ended September 30, 2013.

Three months ended September 30, 2013 and 2012

We had no operating revenues during the quarters ended September 30, 2013 and 2012.

Our general and administrative expenses for the three months ended September 30, 2013 were approximately $105,000. This amount includes non-cash stock compensation expenses of approximately $19,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $86,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  We incurred approximately $47,000 in general and administrative expenses for the three months ended September 30, 2012.

We had losses from operations for the three months ended September 30, 2013 totaling approximately $127,000 and a net loss for the three months ended September 30, 2013 totaling approximately $135,000.  We accrued interest on notes payable totaling approximately $8,000 for the three months ended September 30, 2013.

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

Dated: November 19, 2013

/s/     Wm. Chris Mathers

By: Wm. Chris Mathers, duly authorized officer

Chief Financial Officer and Principal Accounting Officer
Dated: November 19, 2013