Form 10-Q
period 2013-12-31
DAKOTA TERRITORY RESOURCE CORP
filed 2014-02-13
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

Number of shares of issuer’s common stock outstanding at February 12, 2014:  47,047,376

DAKOTA TERRITORY RESOURCE CORP

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS
Current Assets
Cash	$61,968	$68,121
Prepaid expenses	2,834	9,208
Total current assets	64,802	77,329

Other assets	2,833	9,208
Mineral properties	150,000	150,000

Total Assets	$217,635	$236,537

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$274,990	$238,140
Accounts payable, related party	334,288	225,020
Line of credit	29,011	31,069
Notes payable	305,550	305,550
Convertible note payable	100,000	100,000
Total current liabilities	1,043,839	899,779

Note payable to related party	265,000	265,000
Total liabilities	1,308,839	1,164,779

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 47,047,376 and 41,334,876 shares issued and outstanding, as of December 31, 2013 and March 31, 2013, respectively	47,047	41,335
Additional paid-in capital	(87,455)	(463,118)
Deficit accumulated during the exploration stage	(1,050,796)	(505,583)
Accumulated other comprehensive loss	-	(876)
Total stockholders' deficit	(1,091,204)	(928,242)

Total Liabilities and Stockholders' Deficit	$217,635	$236,537

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Nine months ended December 31, 2013 ($)	Nine months ended December 31, 2012 ($)	Three months ended December 31, 2013 ($)	Three months ended December 31, 2012 ($)	For the period from April 12, 2011 (inception) through December 31, 2013 ($)

OPERATING EXPENSES
Depreciation and amortization	6,375	1,417	2,125	1,417	9,917
Impairment loss	-	-	-	-	61,629
Exploration costs	28,055	-	8,250	-	114,813
General and administrative	486,591	192,868	113,722	145,634	831,275

Total operating expenses	521,021	194,285	124,097	147,051	1,017,634

LOSS FROM OPERATIONS	(521,021)	(194,285)	(124,097)	(147,051)	(1,017,634)

OTHER INCOME (EXPENSES)
Gain on debt extinquishment	-	-	-	-	17,361
Interest expense	(23,316)	(21,959)	(7,800)	(20,851)	(50,523)
Total other income (expense)	(23,316)	(21,959)	(7,800)	(20,851)	(33,162)

NET LOSS	(544,337)	(216,244)	(131,897)	(167,902)	(1,050,796)

Net loss per share:
basic and diluted	(0.01)	(0.01)	(0.00)	(0.00)

Weighted average common shares outstanding - Basic and diluted	45,109,100	32,825,275	46,207,159	38,166,782

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended December 31, 2013	Nine months ended December 31, 2012	For the period from April 12, 2011 (inception) to December 31, 2013

Net loss	$(544,337)	$(216,244)	$(1,050,796)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expense	6,375	1,417	9,917
Shares issued for services	156,375	78,303	283,259
Impairment loss	-	-	61,629
Amortization of debt discount	-	555	15,556
Loss on debt extinquishment	-	-	(17,361)
Changes in current assets and current liabilities:
Prepaid expenses	6,374	(1,181)	9,916
Accounts payable & accrued liabilities	36,850	43,991	(130,216)
Accounts payable, related party	109,268	-	334,288
Net cash used in operating activities	(229,095)	(93,159)	(483,808)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	225,000	190,000	550,000
Proceeds from (repayments of) line of credit	(2,058)	(513)	(4,224)
Net cash provided by financing activities	222,942	189,487	545,776

Net change in cash	(6,153)	96,328	61,968
Effect of foreign currency exchange	-	(875)	-
Cash and Cash Equivalents, Beginning of Period	68,121	6,361	-

Cash and Cash Equivalents, End of Period	$61,968	$101,814	$61,968

Supplemental Disclosure of Noncash Transactions

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Receivables increased by reorganization	$-	$1,807	$-
Accounts payable and accrued liability increased by reorganization	$-	$1,058,254	$1,058,254
Due to related party increased by reorganization	$-	$22,500	$-
Line of credit increased by reorganization	$-	$33,235	$33,235
Note payable increased by reorganization	$-	$570,550	$570,550
Additional paid in capital decreased by reorganization	$-	$-	$1,711,707
Convertible notes payable increased by reorganization	$-	$104,445	$100,000
Common stock issued for convertible debt	$-	$5,519	$20,520
Common stock issued for settlement of debt	$-	$21,116	$21,116
Common stock issued for mineral properties	$-	$-	$150,000
Common stock issued for prepaid expense and other assets	$-	$150,000	$25,500
Forgiveness of related party debt	$-	$-	$617,455

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Note 2  Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital. During the nine months ended December 31, 2013, we incurred approximately $103,500 in management fees and rent from Minera Teles Pires Inc.  As of December 31, 2013, we owed Minera Teles Pires approximately $188,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the nine months ended December 31, 2013, we incurred approximately $81,000 in consulting fees from Jerikodie, Inc.  As of December 31, 2013, we owed Jerikodie, Inc. approximately $135,000 for consulting fees and out of pocket expenses.

On October 3, 2012 we entered into a consulting agreement with, and issued 500,000 shares to, our Director, Gerry Berg, at a price of $0.02 per share for a total of $10,000.  The Company has also agreed to issue up to an additional 200,000 shares, at a price of $0.02 per share for a total of $4,000, subject to a vesting schedule which begins January 2, 2013 and ends December 31, 2013, based on the amount of time served.  For the nine months ended December 31, 2013, we issued 150,000 shares to Mr. Berg as stock based compensation valued at $3,000.

Note 3

Mineral Properties

On September 26, 2012, we re-organized with North Homestake Mining Company.  With this re-organization, we acquired 84 unpatented lode mining claims covering approximately 1,600 acres known as the Blind Gold Property located in the Black Hills of South Dakota.

On December 28, 2012 we acquired 57 unpatented lode mining claims covering approximately 835 acres known as the West False Bottom Creek and Paradise Gulch Claim Group, the City Creek Claims Group, and the Homestake Paleoplacer Claims Group, all located in the Black Hills of South Dakota.  The purchase price was 1,000,000 restricted common shares valued at $0.15 per share or $150,000.

We plan to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	December 31, 2013	March 31, 2013
Capitalized costs	$150,000	$150,000
Accumulated amortization	-	-
Impairment	-	-

Capitalized costs, net	$150,000	$150,000

Note 4

Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$33,654	$116,429
Dec 01, 2005	On demand	5% per annum	$18,800	$7,602	$26,402
Jan 06, 2006	On demand	5% per annum	$100,000	$39,945	$139,945
Jul 14, 2006	On demand	5% per annum	$103,975	$38,841	$142,816
Total			$305,550	$120,042	$425,592

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

As of December 31, 2013, the balance of the promissory note payable amounted to $265,000.

Note 5

Convertible Note Payable

On August 14, 2008, we executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now in default. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($27,264 as of December 31, 2013) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of December 31, 2013, this note is outstanding.

Note 6  Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows us to borrow up to $35,000.  The balance of this Line of Credit at December 31, 2013 was approximately $29,000.

Note 7

Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

On June 4, 2013, we sold and issued 1,000,000 shares of our common stock, at $0.10 per share, in a private placement for cash totaling $100,000.

On November 20, 2013, we sold and issued 500,000 shares of our common stock, at $0.10 per share, in a private placement for cash totaling $50,000.

On December 5, 2013, we sold and issued 750,000 shares of our common stock, at $0.10 per share, in a private placement for cash totaling $75,000.

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

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718.  A total of approximately $52,500 was expensed for the nine months ended December 31, 2013 as stock based compensation.

Additionally, the Company agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the nine months ended December 31, 2013, we incurred $11,000 in compensation to Mr. Mathers, which has yet to be paid.

At December 31, 2013, the total issued and outstanding shares were 47,047,376.

Note 9 Subsequent Events

On February 4, 2014, we announced that we had entered into a consulting agreement with Dr. Michael Terry, a former Homestake Geologic Researcher, to provide guidance to the Company in the execution of its exploration strategies. The consulting agreement is for a period of 1 year from the date of execution. The Company agrees to issue 50,000 restricted shares of common stock upon execution of the agreement and a monthly compensation if $1,500. In recent years, Dr. Terry and fellow scientists have proposed a Fault Block Concept that provides new insights into the gold metallogenesis of the northern Black Hills of South Dakota.

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

•

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

•

·risks associated with our limited operating history;

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

On December 28, 2012, the Company completed an agreement to acquire 57 unpatented lode mining claims covering approximately 853 acres in the Black Hills of South Dakota in exchange for 1,000,000 shares of the Company’s common stock, which was valued at $0.15 per share on the transaction date.

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

On July 30, 2013, we furnished a Current Report on Form 8-K and issued a press release announcing the appointment of Anthony Kamin to its Board of Directors.

Mr. Kamin serves as the President of Eastwood Investment Management (EIM), which he founded in 2001. EIM is a multi-strategy, multi-asset class investment manager.  Mr. Kamin was a Venture Partner with Venture Strategy Partners from 1998 to 2003. Mr. Kamin is an active investor in resource companies and has been a consultant to numerous companies and institutions in the areas of early-stage strategic planning and development.  Mr. Kamin was a director of Opexa Therapeutics (OPXA:NasdaqCM) from 2004 to 2006. Mr. Kamin served as Chairman of the Board of Advisors of DevLab, a center for technology commercialization at Northwestern University.  Mr. Kamin received a Masters Degree from Yale University in international relations with a concentration in international law in 1985.

On February 4, 2014, we announced that we had entered into a consulting agreement with Dr. Michael Terry, a former Homestake Geologic Researcher, to provide guidance to the Company in the execution of its exploration strategies.  In recent years, Dr. Terry and fellow scientists have proposed a Fault Block Concept that provides new insights into the gold metallogenesis of the northern Black Hills of South Dakota.

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficit of approximately $979,000.

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

On November 20, 2013, we sold and issued 500,000 shares of our common stock, at $0.10 per share, in a private placement for cash totaling $50,000.

On December 5, 2013, we sold and issued 750,000 shares of our common stock, at $0.10 per share, in a private placement for cash totaling $75,000.

Results of Operations

Nine months ended December 31, 2013 and 2012

We had no operating revenues for the nine months ended December 31, 2013 and 2012. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $1,051,000 as of December 31, 2013.

Our general and administrative expenses for the nine months ended December 31, 2013 were approximately $487,000. This amount includes non-cash stock compensation expenses of approximately $156,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $331,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  We incurred approximately $193,000 in general and administrative expenses for the nine months ended December 31, 2012.   These expenses were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  During the nine months ended December 31, 2013 we spent approximately $28,000 in exploration costs for geological reports and mineral claims.

We had losses from operations for the nine months ended December 31, 2013 of approximately $521,000 and approximately $194,000 for the nine months ended December 31, 2012.  We had net losses for the nine months ended December 31, 2013 of approximately $544,000 and approximately $216,000 for the nine months ended December 31, 2012.  We accrued interest on notes payable totaling approximately $23,000 for the nine months ended December 31, 2013 and approximately $22,000 for the nine months ended December 31, 2012.

Three months ended December 31, 2013 and 2012

We had no operating revenues during the quarters ended December 31, 2013 and 2012.

Our general and administrative expenses for the three months ended December 31, 2013 were approximately $114,000. This amount includes non-cash stock compensation expenses of approximately $19,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $95,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  We incurred approximately $146,000 in general and administrative expenses for the three months ended December 31, 2012.These expenses were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended December 31, 2013 of approximately $124,000 and approximately $147,000 for the three months ended December 31, 2012.  We had net losses for the three months ended December 31, 2013 of approximately $132,000 and approximately $168,000 for the three months ended December 31, 2012.  We accrued interest on notes payable totaling approximately $8,000 for the three months ended December 31, 2013 and approximately $21,000 for the three months ended December 31, 2012.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
June 2013	Common Stock	1,000,000	Private Placement Investor	100,000	Cash	4(2)
November 2013	Common Stock	500,000	Private Placement Investor	50,000	Cash	4(2)
December 2013	Common Stock	750,000	Private Placement Investor	75,000	Cash	4(2)

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
Dated: February 13, 2014

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: February 13, 2014