Form 10-K
period 2014-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2014-06-30
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

As of September 30, 2013 the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $3,936,844 based upon the closing sale price of the common stock as reported by the OTCQB.

As of June 23, 2014, there were outstanding 52,976,336 shares of common stock.

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

Prospect	A mining property, the value of which has not been determined by exploration.
Proven (Measured) reserves

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this annual report include, but are not limited to:

·

the progress, potential and uncertainties of our 2014-2015 exploration program  at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

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

The Company has been in the exploration stage since its formation and has not realized any revenues from operations. The Company’s initial business plans focused on uranium mining and subsequently expanded to include the acquisition and exploration of geothermal properties. In September 2012, the Company focused entirely on the acquisition, exploration and development of gold properties located in the Black Hills of South Dakota and began to divest its uranium and geothermal projects that, due to changing market conditions, the Company had not been able to finance.

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

The Company’s gold initiatives include:

•

The September 2012 acquisition of North Homestake Mining Company, a private Nevada corporation that owned the Blind Gold Property located in the Black Hills of South Dakota, an area known for continuous gold production over the past 135 years. The “Blind Gold Property” is located approximately 4 miles northwest of the historic Homestake Gold Mine, which before closing in 2002 had produced 40 million ounces of gold. The “Blind Gold Property” is underlain by the Homestake Formation, an iron-formation that was the unique host for gold mineralization at the Homestake Mine. The founders of North Homestake have 44-years of combined experience at the Homestake Mine, directly related to gold mining and exploration.

•

The December 2012 acquisition of three groups of unpatented lode mining claims from Black Hills Gold Exploration LLC.  Comprised of fifty-seven unpatented lode mining claims, the property acquisition covers approximately 853 acres in total.   Twenty-three of the claims acquired are situated to the west, south and southeast of the Company's Blind Gold Property, with the balance of the claims establishing the Homestake Paleoplacer and City Creek Properties.  All three properties are brownfields exploration targets based the previous work performed by Homestake Mining Company.   With the addition of the new property, Dakota Territory increased the size of its land package in the Black Hills by approximately 50% to nearly 2,466 acres in total.

•

The February 2014 acquisition of surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota.  Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s through a lease agreement that provided for the conveyance of the results of its exploration to the property owner.  Homestake’s exploration included the drilling of 23 holes that produced the discovery of significant gold mineralization at a distance some 550 meters north of the Deadbroke Gold Mine, with gold values up to 14.9 grams per tonne.  The Deadbroke Mine was the last of a string of mines that produced ores from fossil gold placer deposits that were derived from the erosion from the Homestake lode.  It has been estimated than more than 10 million ounces of gold were eroded from the Homestake lode, of which approximately 1.5 million ounces have been realized by various means of historic production

•

The March 2014 acquisition of approximately 565.24 mineral acres in the Northern Black Hills of South Dakota from Deadbroke Mining Company, Inc.  As part of the transaction, Dakota Territory purchased an additional 64.39 mineral acres located immediately southwest and contiguous to the Company’s Paleoplacer Property, including the historic Gustin, Minerva and Deadbroke Gold Mines. The three mines were the last of a string of mines that produced ores from fossil gold placers derived from the Homestake Lode and are located at the point where the channel disappears under the cover of younger sedimentary and intrusive rocks approximately one mile north of the Homestake Open Cut source.  The acquisition consolidated and extended the Company’s paleoplacer land position to a distance extending approximately 3,100 feet along the south to north trend of the channel and increased Dakota Territory’s mineral interests in the Homestake District by nearly 23% to approximately 3,057 acres.

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

In the fiscal year ended March 31, 2014, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.  Costs in the fiscal year ended March 31, 2015 will increase due to our anticipated drilling activities at our Blind Gold Property.

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

Recent Corporate Developments

On June 4, 2013, we completed a sale of our restricted common shares to a private investor. The Company sold a total of 1,000,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $100,000 received by the Company.

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

On November 11, 2013 the Company entered into a one-year consulting agreement with Lyons Capital, LLC to provide strategic advisory services and to provide the Company introductions to potential institutional investors through Lyons Capital’s Wall Street Conferences.  Lyons Capital received 1,000,000 warrants to purchase restricted common shares of our stock with a strike price of $0.23 per share, expiring on December 10, 2016.

On November 20, 2013, we sold and issued 500,000 shares of our restricted common stock, at $0.10 per share, in a private placement for cash totaling $50,000.

On December 5, 2013, we sold and issued 750,000 shares of our restricted common stock, at $0.10 per share, in a private placement for cash totaling $75,000.

On January 31, 2014 the Company entered into a consulting agreement with Dr. Michael Terry, a former Homestake Geologic Researcher, to provide guidance to the Company in the execution of its exploration strategies.  In recent years, Dr. Terry and fellow scientists proposed a Fault Block Concept that provides new insights into the gold metallogenesis of the northern Black Hills of South Dakota.  The one-year agreement provides for compensation of 50,000 restricted shares of fully-earned Company common stock upon execution of the agreement and cash consideration in the amount of $1,500 per month, plus approved expenses.

On March 3, 2014, we completed an acquisition of approximately 565.24 mineral acres in the Northern Black Hills of South Dakota.  The acquisition increased our mineral interests in the Homestake District by nearly 23%, to over 3,057 acres. As part of the property acquisition, we purchased an additional 64.39 mineral acres located immediately southwest and contiguous to our Paleoplacer Property, including mineral title to the historic Gustin, Minerva and Deadbroke Gold Mines.  The three mines were the last of a string of mines that produced ores from fossil gold placers derived from the Homestake Lode and are located at the point where the channel disappears under the cover of younger sedimentary and intrusive rocks approximately one mile north of the Homestake Open Cut source.  With this acquisition we have consolidated and extended the Paleoplacer Property position to a distance extending approximately 3,100 feet along the south to north trend of the channel.

The property acquisition was completed through the closing of a Purchase Agreement made and entered into by us and the Seller of the property asset, Deadbroke Mining Company, Inc., a South Dakota Corporation of Spearfish S.D. 57783 and the payment of $33,335. There is no material relationship, other than in respect of the transaction, between the Seller of the property asset and us or any of our affiliates, or any director or officer of the Company, or any associate of any such director or officer. The property acquisition was made in the ordinary course of the Registrant’s business.

In March 2014, we completed a sale of our restricted common shares to two private investors. The Company sold a total of 5,650,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $565,000 received by the Company.

In March 2014, the Board of Directors accepted the resignation of Gerry Berg as a Director of the Company and elected to not immediately fill the vacancy created by Mr. Berg’s resignation.  In April, 2014 the Company issued 25,000 restricted shares of our common stock to Gerry Berg, a director of the Company, as per the terms of Mr. Bergs Consulting Agreement with the Company.

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital. During the twelve months ended March 31, 2014, we incurred approximately $138,000 in management fees and rent from Minera Teles Pires Inc.  As of March 31, 2014, we owed Minera Teles Pires approximately $189,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the twelve months ended March 31, 2014, we incurred approximately $108,000 in consulting fees from Jerikodie, Inc.  As of March 31, 2014, we owed Jerikodie, Inc. approximately $136,000 for consulting fees and out of pocket expenses.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of approximately $1,125,000 for the year ended March 31, 2014, and cumulative losses of approximately $1,632,000 for the period from April 12, 2011 (inception) to March 31, 2014. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to March 31, 2014, we have incurred aggregate losses of approximately $1,632,000. Our net loss for the year ended March 31, 2014 was approximately $1,125,000.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. The success of our company is significantly dependent on a successful acquisition, exploration, development and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Item 2.  Properties

Our headquarters are located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada.

Gold Properties - Black Hills General

Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 3,057 acres.

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

Our primary exploration focus is on the discovery of a repeat of the Homestake Deposit within the structural corridor extending to the north of the Homestake Mine.  The Company continues to expand its land position in the district with the objective of simultaneously developing less capital intensive lower risk gold targets that could be brought into production in the near term.

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

Homestake Paleoplacer Property

The Homestake Paleoplacer Property consists of a total of 224.4 mineral acres covering approximately 3,100 feet of the projected northward extension of the Homestake Paleoplacer Channel Trend in the western portion of Lawrence County, South Dakota, USA.  More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 3 E and cover portions of Sections 20 and 21.

The Company acquired its original 14 unpatented Homestake Paleoplacer claims from Black Hills Gold Exploration LLC in December 2012.  The Company owns a 100% interest in the 14 unpatented claims with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are US$140 per claim, or a total of $1,960 total for the 14 claims that comprise the Homestake Paleoplacer Property.  Annual claim maintenance fees are due before September 1st of each year.

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

In February 2014, the Company entered into an agreement to acquire surface and mineral title to 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. The property is located immediately to the north and adjoining the Company’s 14 original unpatented claims group and was explored by Homestake Mining Company in the late 1980’s through a lease agreement that provided for the conveyance of the results of its exploration to the property owner.  Homestake’s exploration included the drilling of 23 holes that produced a discovery of significant gold mineralization, with gold values up to 14.9 grams per tonne, at a distance some 550 meters north of the Deadbroke Gold Mine and under Mineral Survey 1706.

In March 2014, the Company successfully closed a transaction with Deadbroke Mining Company, Inc. to purchase approximately 565.24 mineral acres in the Northern Black Hills of South Dakota.  As part of the Deadbroke Mining Company Inc. property acquisition, Dakota Territory purchased an additional 64.39 mineral acres located immediately southwest and contiguous to the Company’s original unpatented claims group, including the historic Gustin, Minerva and Deadbroke Gold Mines.  The three mines were the last in a string of mines that produced ores from fossil gold placers derived from the Homestake Lode and are located at the point where the channel disappears under the cover of younger sedimentary and intrusive rocks approximately a mile north of the Homestake Open Cut source.

Access to the Property is gained by traveling 0.75 miles west-northwest (“WNW”) from Central City along the Maitland Road (Forest Service 195).  Alternately, the area can be accessed by traveling approximately 1.75 miles west-northwest (“WNW”) from the City of Deadwood on the Mount Roosevelt Road (Forest Service 133).

The first significant Black Hills gold event occurred at approximately 1.74 billion years ago depositing more than 40 million (recovered) ounces of gold in the Homestake iron-formation.  From the time of iron-formation gold deposition, Proterozoic erosion removed approximately 30,000 feet of rock from the earth’s crust and exposed the Homestake lode to an erosional event that distributed more than 10 million ounces of gold into drainages on the regolith surface forming high-grade gold paleoplacer deposits. The Homestake Paleoplacer deposit is characterized by gold bearing quartz pebble conglomerates, similar to the Jacobina conglomerate gold deposits of Bahia, Brazil, that were deposited to the north and away from the elevated exposure of the mineralized Homestake iron-formation source lode. Multi-ounce per ton gold grades were historically not uncommon to these deposits, principally because the source gold lodes were up graded by lateritic weathering processes prior to erosion and distribution of the gold into the ancient paleochannels.  At 560 million years ago the Cambrian seas advanced and deposited marine sediments that eventually covered the primordial Black Hills highlands and sealed the paleoplacer deposits under cover.

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

Between 1875 and 1920, approximately 1.5 million ounces of gold were realized from the modern placers and a string of mines that produced high-grade ores from the Homestake Paleoplacer, including the Baltimore & Deadwood, Esmeralda, Hidden Treasure, Pinney, Omega, Deadwood-Terra, Hawkeye-Pluma, Gentle Annie, Monitor, Gustin, Minerva and Deadbroke Mines.

Dakota Territory’s Paleoplacer Property includes the past producing Gustin, Minerva and Deadbroke Mines, which were the last three mines on the channel and are located furthest to the north at the point where the channel disappears under the cover of the younger Cambrian sedimentary and Tertiary igneous rocks. The Deadbroke Mine began operations in the earliest days of the 1870’s Black Hills Gold Rush and continued to produce gold through the 1920’s by underground room and pillar methods at depths ranging from 100 to 200 feet below surface.

In 1973, Homestake Mining Company entered into a mining lease on the Deadbroke Property based on interest generated by a report authored by Homestake Geologist, Ross R. Grunwald and entitled “Ore Potential of The Deadbroke Mine and Other Northern Black Hills Conglomerate Ores”.  In 1974, Homestake dewatered the Deadbroke Mine and conducted a comprehensive mine mapping and sampling program.  A total of 214 channel samples were collected by Homestake Geologists from the perimeter of accessible stope and development headings, as well as from pillars left in stopes. The average gold value for the 214 channel samples taken was 0.074 ounces per ton taken over an average sample length of 6.0 feet.  Remnant pillar sample values were considerably higher at an average gold grade of 0.126 ounces per ton, including a peak gold sample value of 0.750 ounces per ton taken from the back of a stope at the south end of the mine workings.  The higher sample values obtained from pillars near the center of the production headings is indicative of a higher grade core ore body surrounded by a halo of lower grade mineralization that was apparently marginal at the $20.67 per ounce gold prices that prevailed while the Deadbroke Mine was in operation.

In the 1980’s, Homestake Mining Company drilled at least 23 drill holes exploring for the extension of  the paleochannel north of the Deadbroke Mine. The program discovered significant gold mineralization at a distance approximately 1,800 feet north of the Deadbroke Mine on the northward projection of the channel trend.

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

103°50'0"W
103°45'0"W
103°40'0"W
44°25'0"N
44°20'0"N
Blind Gold Project Area
Dakota Territory Res.
City Creek
Dakota Terr.
Maitland
Richmond Hill (Barrick)
Deadwood
Central City
Homestake Mine (Barrick) 40M oz. Au
Wharf Mine (Goldcorp) 0.6M oz. Au reserves
Preston
Lead
Gilt Edge Mine (no ownership)
Golden Reward Mine (Goldcorp)
85
14A
473
385
0 1 2 Kilometers

Item 3.  Legal Proceedings.

No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.  There are no proceedings in which any of the directors, officers or affiliates of the Company is an adverse party or has a material interest adverse to that of the Company.

Item 4.  Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

Fiscal Year 2014	High	Low
Quarter ended March 31, 2014	$0.48	$0.15
Quarter ended December 31, 2013	$0.25	$0.15
Quarter ended September 30, 2013	$0.30	$0.17
Quarter ended June 30, 2013	$0.27	$0.13
Fiscal Year 2013	High	Low
Quarter ended March 31, 2013	$0.34	$0.11
Quarter ended December 31, 2012	$0.49	$0.02
Quarter ended September 30, 2012	$0.12	$0.01
Quarter ended June 30, 2012	$0.08	$0.01

The last bid price of our common stock on June 20, 2014 was $0.23 per share.

Holders

The approximate number of holders of record of our common stock as of June 25, 2014 was 47.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended March 31, 2014, we did not effect any repurchase.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Recent Sales of Unregistered Securities During Fiscal 2014

Outside of the below recent sales of unregistered securities, all other sales of unregistered securities during the fiscal year ended March 31, 2014, were previously reported under our quarterly reports on Form 10-Q and current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
February 2014	Common Stock	3,150,000	Private Placement Investors	315,000	Cash	4(2)
March 2014	Common Stock	2,500,000	Private Placement Investor	250,000	Cash	4(2)
March 2014	Common Stock	50,000	Director	--	Services	4(2)

(A)

With respect to sales designated by “Section 4(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Overview

We are a mining exploration stage company engaged in the business of the acquisition, exploration and development of mineral properties. Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 3,057 acres.  We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota.  Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s through a lease agreement that provided for the conveyance of the results of its exploration to the property owner.  Homestake’s exploration included the drilling of 23 holes that produced the discovery of significant gold mineralization at a distance some 550 meters north of the Deadbroke Gold Mine, with gold values up to 14.9 grams per tonne.  The Deadbroke Mine was the last of a string of mines that produced ores from fossil gold placer deposits that were derived from the erosion from the Homestake lode.  It has been estimated than more than 10 million ounces of gold were eroded from the Homestake lode, of which approximately 1.5 million ounces have been realized by various means of historic production.

On March 3, 2014, we completed an acquisition of approximately 565.24 mineral acres in the Northern Black Hills of South Dakota.  The acquisition increased our mineral interests in the Homestake District by nearly 23%, to over 3,057 acres. As part of the property acquisition, we purchased an additional 64.39 mineral acres located immediately southwest and contiguous to our Paleoplacer Property, including mineral title to the historic Gustin, Minerva and Deadbroke Gold Mines.  The three mines were the last of a string of mines that produced ores from fossil gold placers derived from the Homestake Lode and are located at the point where the channel disappears under the cover of younger sedimentary and intrusive rocks approximately one mile north of the Homestake Open Cut source.  With this acquisition we have consolidated and extended the Paleoplacer Property position to a distance extending approximately 3,100 feet along the south to north trend of the channel.

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

Current Plan of Operations

We plan on concentrating all exploration activities on our gold property in South Dakota. During fiscal year 2015, we will require additional new financing of approximately $2.5 million to carry out our planned exploration, none of which we have secured as of the date hereof.

Our planned exploration program will consist primarily of airborne geophysical surveys, surface sampling and diamond drill programs.  Additionally, the budget and any use of proceeds covering any equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions and our general operating needs.

Table : Fiscal Year 2015 Proposed Exploration Expenditures ($000)
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

Liquidity and Capital Resources

As of March 31, 2014, we had a working capital deficit of approximately $664,000 and our accumulated deficit since inception through March 31, 2014 was approximately $1,632,000.  We had a loss for the year ended March 31, 2014 of approximately $1,125,000.

During our fiscal year ending March 31, 2015, we plan to spend approximately $400,000 for airborne geophysical surveys, $790,000 for diamond drilling, $60,000 for surface sampling and $93,000 for assays, as well as approximately $324,000 for expenses related to exploration programs.  The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors.  We estimate that general and administrative expenses during fiscal year ending March 31, 2015 will be approximately $750,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

During the fiscal year ended March 31, 2014 we raised $790,000 through the sale of our equity securities for cash and spent approximately $41,000 on acquisition of mineral properties relating to our Deadbroke and Homestake properties.

Results of Operations

Fiscal years ended March 31, 2014 and 2013

General & Revenue

We had no operating revenues during the fiscal years ended March 31, 2014 and 2013. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $1,632,000 as of March 31, 2014.

During the years ended March 31, 2014 and 2013 our exploration costs were minimal.

Our general and administrative expenses for the year ended March 31, 2014 were approximately $1,060,000 of which approximately $528,000 were for non-cash issuances of stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $532,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  For the year ended March 31, 2013 our general and administrative expenses totaled approximately $343,000. This amount includes non-cash expenses of approximately $127,000 of stock compensation for consultants and one of our executive officers. The remaining expenditures totaling approximately $216,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended March 31, 2014 and 2013 totaling approximately $1,094,000 and $420,000, respectively, and net losses for the fiscal years ended March 31, 2014 and 2013 totaling approximately $1,125,000 and $430,000, respectively. We incurred interest expense from notes payable in the amounts of approximately $31,000 and $27,000 for the years ended March 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended March 31, 2014 and 2013, we did not have any Off-Balance Sheet Arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended March 31, 2014.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Dakota Territory Resource Corp

(formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

Reno, NV

We have audited the accompanying balance sheets of Dakota Territory Resource Corp (the “Company”) as of March 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from April 12, 2011 (inception) through March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Territory Resource Corp as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and for the period from April 12, 2011 (inception) through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 23, 2014

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2014	March 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$456,329	$68,121
Prepaid expenses and other current assets	708	9,208
Total current assets	457,037	77,329

Other assets	2,834	9,208
Mineral properties	191,335	150,000

TOTAL ASSETS	$651,206	$236,537

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$349,946	$238,140
Accounts payable, related party	338,079	225,020
Line of credit	27,950	31,069
Notes payable	305,550	305,550
Convertible notes payable	100,000	100,000
Total current liabilities	1,121,525	899,779
Note payable to related party	265,000	265,000
Total liabilities	1,386,525	1,164,779

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and March 31, 2013, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 52,747,376 shares issued and outstanding as of March 31, 2014 and 41,334,876 as of March 31, 2013, respectively	52,747	41,335
Additional paid-in capital	843,569	(463,118)
Deficit accumulated during the exploration stage	(1,631,635)	(505,583)
Accumulated other comprehensive loss	-	(876)
Total shareholders' deficit	(735,319)	(928,242)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$651,206	$236,537

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			For the period from April 12, 2011 (inception) through March 31, 2014

	Year Ended March 31,
	2014	2013
OPERATING EXPENSES
Depreciation and amortization	$6,375	$3,542	$9,917
Impairment loss	-	61,629	61,629
Exploration costs	28,055	12,114	114,813
General and administrative expenses	1,059,629	343,119	1,404,313

Total operating expenses	1,094,059	420,404	1,590,672

LOSS FROM OPERATIONS	(1,094,059)	(420,404)	(1,590,672)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	-	17,361	17,361
Interest expense	(31,117)	(27,207)	(58,324)
Total other income (expense)	(31,117)	(9,846)	(40,963)

NET LOSS	$(1,125,176)	$(430,250)	$(1,631,635)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	45,884,130	34,511,636

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			For the period from April 12, 2011 (inception) through March 31, 2014

	Year ended March 31,
	2014	2013

Net loss	$(1,125,176)	$(430,250)	$(1,631,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,375	3,542	9,917
Shares issued for services	528,099	126,884	654,983
Impairment loss	-	61,629	61,629
Amortization of debt discount	-	15,556	15,556
Gain on debt extinguishment	-	(17,361)	(17,361)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	8,500	3,542	12,042
Accounts payable & accrued liabilities	111,806	(167,399)	(55,260)
Accounts payable, related party	113,059	225,020	338,079
Net cash used in operating activities	(357,337)	(178,837)	(612,050)

Cash Flows From Investing Activities:
Investment in mineral properties	(41,336)	-	(41,336)
Net cash used in investing activities	(41,336)	-	(41,336)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	790,000	250,000	1,115,000
Proceeds from (repayments of) line of credit	(3,119)	(2,166)	(5,285)
Net cash provided by financing activities	786,881	247,834	1,109,715

Net change in cash	388,208	68,997	456,329
Effect of foreign currency exchange	-	(876)	-
Cash and Cash Equivalents, Beginning of Period	68,121	-	-

Cash and Cash Equivalents, End of Period	$456,329	$68,121	$456,329

Supplemental Disclosure of Noncash Transactions

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Accounts payable and accrued liability increased by reorganization	$-	$1,058,254	$1,058,254
Line of credit increased by reorganization	$-	$33,235	$33,235
Note payable increased by reorganization	$-	$570,550	$570,550
Additional paid in capital decreased by reorganization	$-	$1,711,707	$1,711,707
Convertible notes payable increased by reorganization	$-	$100,000	$100,000
Common stock issued for convertible debt	$-	$20,520	$20,520
Common stock issued for settlement of debt	$-	$21,116	$21,116
Common stock issued for mineral properties	$-	$150,000	$150,000
Common stock issued for prepaid expense and other assets	$-	$25,500	$25,500
Forgiveness of related party debt	$-	$617,455	$617,455

	The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
(Formerly Mustang Geothermal Corp)
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period from April 12, 2011 (inception) through March 31, 2014

	Preferred Stock		Common Stock
	10,000,000 shares authorized		300,000,000 shares authorized
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.001 per share	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Accumulated Comprehensive Losses	Total Shareholders' Deficit
BALANCE, April 12, 2011	-	$-	-	$-	$-	$-	$-	$-

Shares issued for services	-	-	75,000	75	74,925	-	-	75,000
Shares issued for assets	-	-	29,925,000	29,925	(29,925)	-	-	-
Net loss	-	-	-	-	-	(75,333)	-	(75,333)

BALANCE, March 31, 2012	-	-	30,000,000	30,000	45,000	(75,333)	-	(333)

Reorganization of Mustang Geothermal Corp	-	-	3,449,219	3,449	(1,711,707)	-	-	(1,708,258)
Shares issued for cash	-	-	2,500,000	2,500	247,500	-	-	250,000
Shares issued for services	-	-	4,144,252	4,144	113,240	-	-	117,384
Shares issued for mineral properties	-	-	1,000,000	1,000	149,000	-	-	150,000
Shares from convertible debt	-	-	241,405	242	20,278	-	-	20,520
Settlement of debt	-	-	-	-	21,116	-	-	21,116
Forgiveness of debt	-	-	-	-	617,455	-	-	617,455
Issuance of stock options	-	-	-	-	35,000	-	-	35,000
Net change in foreign currency translation	-	-	-	-	-	-	(876)	(876)
Net loss	-	-	-	-	-	(430,250)	-	(430,250)

BALANCE, March 31, 2013	-	-	41,334,876	41,335	(463,118)	(505,583)	(876)	(928,242)

Loss due to discontinued operations	-	-	-	-	-	(876)	876	-
Shares issued for cash	-	-	7,900,000	7,900	782,100	-	-	790,000
Shares issued for services	-	-	3,512,500	3,512	105,363	-	-	108,875
Issuance of stock options and warrants	-	-	-	-	419,224	-	-	419,224
Net loss	-	-	-	-	-	(1,125,176)	-	(1,125,176)

BALANCE, March 31, 2014	-	$-	52,747,376	$52,747	$843,569	$(1,631,635)	$-	$(735,319)

		The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP

(Formerly Mustang Geothermal Corp)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

On November 5, 2010, the Company completed an agreement to acquire Andean Geothermic Energy S.A.C., a Peruvian Company, from Genoa Energy Resources Inc. for 15,000,000 million shares of the Company’s common stock, which was valued at $0.12 on the transaction date and a $25,000 cash payment.  Andean Geothermic Energy S.A.C. has 4 geothermal applications totaling 3600 hectares (8896 acres) in the provinces of Cusco, Ayacuho and Arequipa in the country of Peru.  On February 1, 2013, the Company’s Board of Directors decided to terminate these projects.  The subsidiary in Peru, Andean Geothermic Energy S.A.C has been closed.  The “Exploration Concession Applications” for three other properties all have leases that expired in 2013 which the Company did not renew.

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

Going Concern

These financial statements have been prepared assuming that we will continue as a going concern.  The Company has an accumulated deficit of approximately $1,632,000 since inception and, has yet to achieve profitable operations, and projects further losses in the development of its business.

At March 31, 2014, the Company had a working capital deficit of approximately $664,000.  Our  ability to  continue  as a going  concern is dependent  upon our ability to generate  profitable operations in the future and/or to obtain the necessary  financing to meet our  obligations  and repay our  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should we be unable to continue as a going  concern.  We anticipate that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available on terms acceptable to us.  The issuances of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. We may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Based on these factors, there is substantial doubt as to our ability to continue as a going concern.

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

Exploration Stage Company

The Company is an exploration stage company, and follows the guidelines of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities.  It is primarily engaged in the acquisition and exploration of mining properties.  All losses accumulated since inception, have been considered as part of the Company’s exploration stage activities.

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

Mineral Property Costs

We have been in the exploration stage since inception and have not yet realized any revenues from its planned operations.  All exploration expenditures are expensed as incurred.  Costs of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.

If we do not continue with exploration after the completion of the feasibility study, the associated capitalized costs will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.

To determine if the capitalized mineral property costs are in excess of their recoverable amount, we conduct periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Fair Value Measurements

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified with Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).The three levels of inputs used to measure fair value are as follows:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue general, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

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

Basic and Diluted Loss Per Share

We compute loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share on the face of the Statements of Operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Foreign Currency Translation

The functional currency of the Company’s Peruvian subsidiary was the applicable local currency.  The functional currency was translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts and cash flow items using a weighted-average exchange rate during the reporting period.  Adjustments resulting from translation were included in accumulated comprehensive income (loss), a separate component of shareholders’ equity (deficit).

Monetary assets and liabilities denominated in foreign currencies were translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances were included in the determination of income.  Foreign currency transactions were primarily undertaken in Peruvian Neuvos Soles.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent Accounting Pronouncements

Pronouncements between March 31, 2014 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3  Related Party Transactions

On December 10, 2004, we issued a note payable in the amount of $25,000 to the former President of the Company for the purpose of funding exploration activities.  The note bears no interest and was due and payable on demand.  As of March 31, 2013, the balance of the loan has been forgiven in its entirety and was reclassified to APIC.

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital. During the twelve months ended March 31, 2014 and 2013, we incurred approximately $138,000 and $138,000, respectively, in management fees and rent from Minera Teles Pires Inc.  As of March 31, 2014 and 2013, we owed Minera Teles Pires approximately $189,000 and $129,000, respectively, for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the twelve months ended March 31, 2014 and 2013, we incurred approximately $108,000 and $54,000, respectively, in consulting fees from Jerikodie, Inc.  As of March 31, 2014 and 2013, we owed Jerikodie, Inc. approximately $136,000 and $96,000, respectively, for consulting fees and out of pocket expenses.

On October 3, 2012, the Company entered into an agreement with Gerry Berg, a director of the Company, for advisory and consulting services in exchange for 500,000 shares valued at $0.02 per share for a total of $10,000.  This agreement calls for an additional 200,000 shares to be issued, at a price of $0.02 per share for a total of $4,000, subject to a vesting schedule which will begin January 2, 2013 and end December 31, 2013, based on the amount of time served.  In May and November 2013, we issued 150,000 shares as stock based compensation valued at $3,000 according to this agreement.

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota.  Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s through a lease agreement that provided for the conveyance of the results of its exploration to the property owner.  Homestake’s exploration included the drilling of 23 holes that produced the discovery of significant gold mineralization at a distance some 550 meters north of the Deadbroke Gold Mine, with gold values up to 14.9 grams per tonne.  The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement.  The Company has an option to purchase the mineral property for $120,000.

On March 3, 2014, the Company completed the acquisition of approximately 565.24 mineral acres in the Northern Black Hills of South Dakota.  The acquisition increased our mineral interests in the Homestake District by nearly 23%, to over 3,057 acres. As part of the property acquisition, the Company purchased an additional 64.39 mineral acres located immediately southwest and contiguous to our Paleoplacer Property, including mineral title to the historic Gustin, Minerva and Deadbroke Gold Mines.  The three mines were the last of a string of mines that produced ores from fossil gold placers derived from the Homestake Lode and are located at the point where the channel disappears under the cover of younger sedimentary and intrusive rocks approximately one mile north of the Homestake Open Cut source.  With this acquisition the Company consolidated and extended the Paleoplacer Property position to a distance extending approximately 3,100 feet along the south to north trend of the channel.  The purchase price of the mineral interests was $33,335.

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	March 31,	March 31,
	2014	2013

Capitalized costs	$191,335	$150,000
Accumulated amortization	-	-
Impairment	-	-

Capitalized costs, net	$191,335	$150,000

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

Note 6   Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the year ended March 31, 2014 and 2013:

	2014	2013

Loss before income taxes	$(1,125,176)	$(430,250)

Income tax benefit computed at statutory rates	$(383,000)	$(146,000)
Increase in valuation allowance	146,000	103,000
Temporary differences, stock compensation	180,000	43,000
Temporary differences, exploration costs	10,000	-
Prior period adjustment	47,000	-
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at March 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets (liability)
Net operating loss carryforwards	$2,356,000	$2,210,000
Net capital loss carryforwards	527,000	527,000
Less: valuation allowance	(2,883,000)	(2,737,000)

Net deferred tax assets	$-	$-

As a result of a change in control effective in September 2012, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carry forward in the approximate amount of $6,928,000 will begin to expire in 2026.  We file income tax returns in the United States and in one state jurisdiction.

Note 7

Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 34,858	$ 117,633
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 7,870	$ 26,670
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 41,298	$ 141,298
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 39,867	$ 143,842
Total			$ 305,550	$ 123,893	$ 429,443

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

As of March 31, 2014, the balance of promissory notes payable amounted to $570,550, of which $265,000 is due to related party on the balance sheet.

Note 8

Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now in default. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($28,542 as of March 31, 2014) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of March 31, 2014, this note is outstanding.

On August 15, 2012, the Company executed a 12% convertible note of $20,000 that was due February 13, 2013.  The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price of the lowest bid price less fifty (50%) percent during previous 5 days trading before the conversion date.  On November 2, 2012 the note balance of $20,520 was converted to 241,405 shares of stock valued at $0.085 per share.

At March 31, 2014, the balance of the convertible notes payable amounted to $100,000.

Note 9   Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to $47,500.  The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand.  The balance on this Line of Credit at March 31, 2014 and 2013 was $27,950 and $31,069, respectively.

Note 10

Common Stock

On September 26, 2012, Financial Industry Regulatory Authority (FINRA) approved a 10 for 1 reverse stock split of the Company’s common stock, and a name change to Dakota Territory Resource Corp.  The pre-split shares were 34,492,057 and the post split shares are 3,449,219 shares.  There was no adjustment on the shares for the reverse stock split.

Sale of securities

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

On June 4, 2013, we completed a sale of our restricted common shares to a private investor. The Company sold a total of 1,000,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $100,000 received by the Company.

On November 20, 2013, we sold and issued 500,000 shares of our restricted common stock, at $0.10 per share, in a private placement for cash totaling $50,000.

On December 5, 2013, we sold and issued 750,000 shares of our restricted common stock, at $0.10 per share, in a private placement for cash totaling $75,000.

In March 2014, we completed a sale of our restricted common shares to two private investors. The Company sold a total of 5,650,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $565,000 received by the Company.

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

On January 10, 2013, the Company entered into a consulting retainer agreement with a shareholder for professional consulting, strategic planning and business development services for a one year term in exchange for 1,112,500 shares of restricted common stock. We issued these shares on May 31, 2013.

On January 10, 2013, the Company entered into a consulting retainer agreement for professional consulting, strategic planning and business development services for a two year term in exchange for 2,250,000 shares of restricted common stock, subject to a vesting schedule. We issued these shares on May 31, 2013. This service provider was subsequently appointed to our Board.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s stock upon execution of the consulting agreement, and an option to purchase 1,000,000 shares valued at $0.14 per share under a 5 year term expiring March 19, 2018.  In January 2013, Mr. Mathers purchased 50,000 shares of Common Stock for $5,000.

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718.  A total of $70,000 was expensed for the year ended March 31, 2014 as stock based compensation.

Additionally, the Company agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. As of March 31, 2014, we incurred $13,000 in compensation to Mr. Mathers, which has yet to be paid.

On November 11, 2013 the Company entered into a one-year consulting agreement with Lyons Capital, LLC to provide strategic advisory services and to provide the Company introductions to potential institutional investors through Lyons Capital’s Wall Street Conferences.  Lyons Capital received 1,000,000 warrants to purchase restricted common shares of our stock with a strike price of $0.23 per share, expiring on December 10, 2016. The fair value of the warrants issued was $349,224 and vest upon issuance. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 1.10%, (2) term of 2.75 years, (3) expected volatility of 361%, and (4) zero expected dividends.

On January 31, 2014 the Company entered into a consulting agreement with Dr. Michael Terry, a former Homestake Geologic Researcher, to provide guidance to the Company in the execution of its exploration strategies.  In recent years, Dr. Terry and fellow scientists proposed a Fault Block Concept that provides new insights into the gold metallogenesis of the northern Black Hills of South Dakota.  The one-year agreement provides for compensation of 50,000 restricted shares of fully-earned Company common stock upon execution of the agreement and cash consideration in the amount of $1,500 per month, plus approved expenses.

Other equity issues

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

In March 2014, the Board of Directors accepted the resignation of Gerry Berg as a Director of the Company and elected to not immediately fill the vacancy created by Mr. Berg’s resignation.  In April 2014, the Company issued 25,000 restricted shares of our common stock to Gerry Berg as per the terms of Mr. Bergs Consulting Agreement with the Company.

At March 31, 2014, the total issued and outstanding shares were 52,747,376.

Note 11

Subsequent Events

On April 28, 2014 the Company entered into a one-year consulting agreement with The Barrett Edge, Inc. (“Barrett”) to provide strategic advisory services and to provide the Company introductions to potential institutional investors.  Barrett will be paid $3,000 per month and paid quarterly through the term of the agreement and will receive a total of $8,000 per month in common stock of the Company, paid quarterly, for the term of the agreement.  The initial payment of 203,960 shares for the first quarter of the agreement was paid in advance on May 16, 2014.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective March 28, 2013, the Company’s board of directors dismissed its former independent accountant, PLS CPA. Over the last two fiscal years and subsequent interim periods through the date of dismissal, no principal accountant's report on the Company’s financial statements contained material disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PLS CPA, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

During the Company’s two most recent fiscal years and subsequent interim periods through the date of dismissal, PLS CPA’s reports on the financial statements of the Company contained no adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles or qualification, except that in each of their reports covering the two most recent fiscal years, PLS CPA issued an opinion that the Company has limited operations and no established source of revenue that raises substantial doubts about the Company’s ability to continue as a going concern.

Effective March 28, 2013, the Company retained LBB & Associates Ltd., LLP, 10260 Westheimer Road, Suite 310, Houston, Texas 77042 as its new independent principal accountant to audit the Company’s financial statements. During the Company’s two most recent fiscal years to date, and subsequent interim periods through the date of engagement, the Company has not retained or inquired of LBB & Associates Ltd., LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements. Further, the Company received no written report or oral advice from LBB & Associates Ltd., LLP that the Company considered in reaching a decision to retain LBB & Associates Ltd., LLP. Further, the Company has not communicated or had any disagreements or reportable events that concern LBB & Associates Ltd., LLP, or the Company’s interactions with its former independent auditor, PLS CPA, for the previous two most recent fiscal years to date and subsequent interim periods through the date of engagement.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  March 31, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of March 31, 2014, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Changes to Internal Controls and Procedures over Financial Reporting

We intend that our internal control over financial reporting will be modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which will improve our internal control over financial reporting. In March 2013, we hired a new Chief Financial Officer to further strengthen our internal controls.

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

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	Director, President and Chief Executive Officer	59	September 2005
Gerald Aberle	Director, Vice President & Chief Operating Officer	55	February 2012
Tony Kamin	Director	53	July 2013
Wm. Chris Mathers	Chief Financial Officer	54	March 2013

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

Mr. Tony Kamin

On July 29, 2013 The Registrant’s Board of Directors appointed Anthony Kamin as a Director of the Company. Mr. Kamin is 53 years old.

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

Mr. Wm Chris Mathers

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

As of March 31, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Code of Ethics

On May 14, 2013, we amended our code of ethics which applies to all our directors, officers and employees. A copy of our amended “Code of Ethics” was filed as exhibit 14.1 to the annual report on Form 10-K for the year ended March 31, 2013.

Item 11.  Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at March 31, 2014 named executive officers.  “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Richard Bachman, President and CEO Gerald Aberle Wm Chris Mathers, CFO	2014 2013 2014 2013 2014 2013	120,000 120,000 108,000 108,000 20,000 1,000	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- 140,000 (1)	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	120,000 120,000 108,000 108,000 20,000 140,000

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

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2014, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.  We do not currently have a compensation committee.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options held by the Company’s Named Executive Officers as of March 31, 2014. No stock appreciation rights were awarded.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Richard Bachman Chief Executive Officer	--	--	--	--	--
Wm. Chris Mathers Chief Financial Officer	750,000	250,000	--	$0.14	3/19/18

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2014.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 23, 2014, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group. As of June 23, 2014, there were 52,976,336 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	15,163,368 (2)	28.62%
Gerald Aberle c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	15,000,000	28.31%
Tony Kamin 619 Bluff Street Glencoe, IL 60022	3,050,000 (3)	6.00%
Wm. Chris Mathers 1715 Church St. Galveston, TX 77550	1,150,000 (4)	2.17%
All Directors and Officers as a Group	34,363,368	65.15%

(1)

Based on 52,976,336 shares of common stock issued and outstanding as of June 23, 2014.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Consists of (i) 15,121,968 shares of common stock held in the name of Richard Bachman and (ii) 41,400 shares of common stock held in an S-Corporate controlled by Richard Backman.

(4)

Mr. Kamin (i) indirectly owns 550,000 shares through RLR Services Partnership, over which he has voting and investment power, (ii) indirectly owns 2,250,000 shares through Composite Resources, LLC over which he has voting and investment power, and (iii) indirectly owns 250,000 shares owned by Alpha Nexus Partners over which he has voting and investment power.

(4)

Consists of (i) 150,000 shares of common stock and (ii) a five year option to purchase 1,000,000 shares of common stock at an exercise price of $0.14.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Issuance of stock and consulting arrangements

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital. During the twelve months ended March 31, 2014, we incurred approximately $138,000 in management fees and rent from Minera Teles Pires Inc.  As of March 31, 2014, we owed Minera Teles Pires approximately $189,000 for management fees and out of pocket expenses.

In March 2013, the Company memorialized and restructured a debt obligation owed to International Mineral Resources Ltd., an affiliate of Mr. Bachman, in the amount of $265,000, extending the maturity date to March 2016, with certain pre-payment obligations in the amount of 10% of gross proceeds from any financing exceeding $500,000.  This obligations bear interest at a rate of 4% per annum.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the twelve months ended March 31, 2014, we incurred approximately $108,000 in consulting fees from Jerikodie, Inc.  As of March 31, 2014, we owed Jerikodie, Inc. approximately $136,000 for consulting fees and out of pocket expenses.

The Company and Mr. Mathers, in connection with his appointment as Chief Financial Officer, entered into a consulting agreement whereby the Company agreed to compensate Mr. Mathers with 100,000 shares of Common Stock issued and a five-year option to purchase 1,000,000 shares of Common Stock at an exercise price of 0.14 per share.  As of the date hereof, 750,000 shares underlying this option have vested and 250,000 shares will vest upon each 6-month anniversary, provided Mr. Mathers continues to provide services to the Company.  The Company also agreed to pay to Mr. Mathers cash consideration in the amount of $1,000 per month, increasing to $2,000 per month on September 1, 2013, and to $3,000 per month on March 1, 2014.  In January 2013, Mr. Mathers purchased 50,000 shares of Common Stock for $5,000.

On November 11, 2013 the Company entered into a one-year consulting agreement with Lyons Capital, LLC to provide strategic advisory services and to provide the Company introductions to potential institutional investors through Lyons Capital’s Wall Street Conferences.  Lyons Capital received 1,000,000 warrants to purchase restricted common shares of our stock with a strike price of $0.23 per share, expiring on December 10, 2016.

On January 31, 2014 the Company entered into a consulting agreement with Dr. Michael Terry, a former Homestake Geologic Researcher, to provide guidance to the Company in the execution of its exploration strategies.  In recent years, Dr. Terry and fellow scientists proposed a Fault Block Concept that provides new insights into the gold metallogenesis of the northern Black Hills of South Dakota.  The one-year agreement provides for compensation of 50,000 restricted shares of fully-earned Company common stock upon execution of the agreement and cash consideration in the amount of $1,500 per month, plus approved expenses.

Director Independence

Our board of directors has determined that none of our present board members are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended March 31, 2014 and 2013, the aggregate fees billed by our independent accountants, LBB & Associates Ltd., LLP,  for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended March 31, 2014	Fiscal year ended March 31, 2013
Audit fees	$34,500	$25,000
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

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

Effective March 28, 2013, the Company’s board of directors dismissed its former independent accountant, PLS CPA. Effective March 28, 2013, the Company retained LBB & Associates Ltd., LLP, 10260 Westheimer Road, Suite 310, Houston, Texas 77042 as its new independent principal accountant to audit the Company’s financial statements.

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
Dated: June 30, 2014

/s/ Gerald Aberle
By: Gerald Aberle
Vice President, Director
(Chief Operating Officer)
Dated: June 30, 2014

/s/ Tony Kamin
By: Tony Kamin
Director
Dated: June 30, 2014

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers
(Chief Financial Officer and Principal Accounting Officer)
Dated: June 30, 2014