Form 10-Q
period 2014-06-30
DAKOTA TERRITORY RESOURCE CORP
filed 2014-08-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of issuer’s common stock outstanding at August 13, 2014: 53,305,296

DAKOTA TERRITORY RESOURCE CORP

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$203,598	$456,329
Prepaid expenses and other current assets	7,292	708
Total current assets	210,890	457,037

Other assets	21,295	2,834
Mineral properties	191,335	191,335

TOTAL ASSETS	$423,520	$651,206

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$288,288	$349,946
Accounts payable, related party	337,979	338,079
Line of credit	26,679	27,950
Notes payable	305,550	305,550
Convertible notes payable	100,000	100,000
Total current liabilities	1,058,496	1,121,525
Note payable to related party	265,000	265,000
Total liabilities	1,323,496	1,386,525

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 53,001,336 shares issued and outstanding as of June 30, 2014 and 52,747,376 as of March 31, 2014, respectively	53,001	52,747
Additional paid-in capital	927,565	843,569
Deficit accumulated during the exploration stage	(1,880,542)	(1,631,635)
Total shareholders' deficit	(899,976)	(735,319)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$423,520	$651,206

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

(An Exploration Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended		For the period from April 12, 2011 (inception) through
	June 30, 2014	June 30, 2013	June 30, 2014

OPERATING EXPENSES
Depreciation and amortization	$333	$2,125	$10,250
Impairment loss	-	-	61,629
Exploration costs	-	-	114,813
General and administrative expenses	240,774	267,626	1,645,087

Total operating expenses	241,107	269,751	1,831,779

LOSS FROM OPERATIONS	(241,107)	(269,751)	(1,831,779)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	-	-	17,361
Interest expense	(7,800)	(7,716)	(66,124)
Total other income (expense)	(7,800)	(7,716)	(48,763)

NET LOSS	$(248,907)	$(277,467)	$(1,880,542)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	52,302,145	43,334,182

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

(An Exploration Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Three months ended		For the period from April 12, 2011 (inception) through
Cash Flows From Operating Activities:	June 30,2014	June 30, 2013	June 30,2014
Net loss	$(248,907)	$(277,467)	$(1,880,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	333	2,125	10,250
Shares issued for services	84,250	119,375	739,233
Impairment loss	-	-	61,629
Amortization of debt discount	-	-	15,556
Loss on debt extinquishment	-	-	(17,361)
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(25,378)	2,125	(13,336)
Accounts payable & accrued liabilities	(61,658)	16,337	(116,918)
Accounts payable, related party	(100)	19,244	337,979
Net cash used in operating activities	(251,460)	(118,261)	(863,510)

Cash Flows From Investing Activities:
Investment in mineral properties	-	-	(41,336)
Net cash used in investing activities	-	-	(41,336)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	100,000	1,115,000
Proceeds from (repayments of) line of credit	(1,271)	(408)	(6,556)
Net cash provided by (used in) financing activities	(1,271)	99,592	1,108,444

Net change in cash	(252,731)	(18,669)	203,598
Cash and Cash Equivalents, Beginning of Period	456,329	68,121	-

Cash and Cash Equivalents, End of Period	$203,598	$49,452	$203,598

Supplemental Disclosure of Noncash Transactions

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Accounts payable and accrued liability increased by reorganization	$-	$-	$1,058,254
Line of credit increased by reorganization	$-	$-	$33,235
Note payable increased by reorganization	$-	$-	$570,550
Additional paid in capital decreased by reorganization	$-	$-	$1,711,707
Convertible notes payable increased by reorganization	$-	$-	$100,000
Common stock issued for convertible debt	$-	$-	$20,520
Common stock issued for settlement of debt	$-	$-	$21,116
Common stock issued for mineral properties	$-	$-	$150,000
Common stock issued for prepaid expense and other assets	$-	$-	$25,500
Forgiveness of related party debt	$-	$-	$617,455

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCES CORP

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Dakota Territory Resource Corp. (“we”, “us”, “our”, the “Company”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended March 31, 2014 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2014 as reported in our annual report on Form 10-K, have been omitted.

The Company’s absence of revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579. This amount was recorded to additional paid in capital. During the three months ended June 30, 2014, we incurred approximately $34,500 in management fees and rent from Minera Teles Pires Inc. As of June 30, 2014, we owed Minera Teles Pires approximately $144,200 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the three months ended June 30, 2014, we incurred approximately $27,000 in consulting fees from Jerikodie, Inc. As of June 30, 2014, we owed Jerikodie, Inc. approximately $149,800 for consulting fees and out of pocket expenses.

On October 3, 2012 we entered into a consulting agreement with, and issued 500,000 shares to, our former Director, Gerry Berg, at a price of $0.02 per share for a total of $10,000. The Company has also agreed to issue up to an additional 200,000 shares, at a price of $0.02 per share for a total of $4,000, subject to a vesting schedule which begins January 2, 2013 and ended December 31, 2013, based on the amount of time served. For the three months ended June 30, 2014, we issued 25,000 shares to Mr. Berg as stock based compensation valued at $10,000.

Note 3—Mineral Properties

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

We plan to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	June 30, 2014	March 31, 2014
Capitalized costs	$191,335	$191,335
Accumulated amortization	-	-
Impairment	-	-

Capitalized costs, net	$191,335	$191,335

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$35,814	$118,589
Dec 01, 2005	On demand	5% per annum	$18,800	$8,090	$26,890
Jan 06, 2006	On demand	5% per annum	$100,000	$42,508	$142,508
Jul 14, 2006	On demand	5% per annum	$103,975	$41,333	$145,308
Total			$305,550	$127,745	$433,295

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

As of June 30, 2014, the balance of the promissory note payable amounted to $265,000.

Note 5—Convertible Note Payable

On August 14, 2008, we executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($29,819 as of June 30, 2014) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split). The conversion price shall be subject to adjustments. The minimum amount to be converted is $10,000. As of June 30, 2014, this note is outstanding.

Note 6—Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows us to borrow up to $47,500. The balance of this Line of Credit at June 30, 2014 was approximately $26,700.

Note 7—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

On April 9, 2014 we issued 25,000 shares of our restricted common stock, at $0.40 per share, to a former director for services valued at $10,000.

On May 14, 2014, we issued 203,960 shares of our restricted common stock, at $0.235 per share, to two consultants for services valued at $48,000.

On June 24, 2014, we issued 25,000 shares of our restricted common stock, at $0.35 per share, to a consultant for services valued at $8,750.

Note 8—Consulting Agreements

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s stock upon execution of the consulting agreement, and an option to purchase 1,000,000 shares valued at $0.14 per share under a 5 year term expiring March 19, 2018.

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718. A total of $17,500 was expensed for the period ended June 30, 2014 as stock based compensation.

Additionally, the Company agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. As of June 30, 2014, we incurred $44,000 in compensation to Mr. Mathers, which has yet to be paid.

On November 11, 2013 the Company entered into a one-year consulting agreement with Lyons Capital, LLC to provide strategic advisory services and to provide the Company introductions to potential institutional investors through Lyons Capital’s Wall Street Conferences. Lyons Capital received 1,000,000 warrants to purchase restricted common shares of our stock with a strike price of $0.23 per share, expiring on December 10, 2016. The fair value of the warrants issued was $349,224 and vest upon issuance. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 1.10%, (2) term of 2.75 years, (3) expected volatility of 361%, and (4) zero expected dividends. As of June 30, 2014, the warrants remain outstanding and exercisable.

On April 28, 2014, we entered into a consulting agreement with a third party for professional consulting, strategic planning and business development services for a one year term in exchange for $48,000 of restricted common stock at $0.23534 per share to be issued per quarter, and a cash fee of $9,000 per quarter. We issued 203,960 of these shares on May 14, 2014.

On May 15, 2014, we entered into a consulting agreement for professional web development for a two year term in exchange for 100,000 shares at $0.35 per share, issuable over the term of the agreement. We issued 25,000 of these shares on June 24, 2014.

At June 30, 2014, the total issued and outstanding shares were 53,001,336.

Note 9—Subsequent Events

On July 1, 2014, we entered into a one year agreement for scientific research with a consulting geologist. The agreement calls for payment of 100,000 shares of our restricted common stock and a cash fee of $50.00 per hour up to a maximum of 20 hours per month as compensation.

In July 2014, we issued an additional 203,960 shares of restricted common stock pursuant to a third party consulting agreement entered into in April 2014.

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

Liquidity and Capital Resources

As of June 30, 2014, we had a working capital deficit of approximately $848,000.

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

On April 9, 2014 we issued 25,000 shares of our restricted common stock, at $0.40 per share, to a director for services.

On May 14, 2014, we issued a total of 203,960 shares of our restricted common stock, at $0.235 per share, to two consultants for services.

On June 24, 2014, we issued 25,000 shares of our restricted common stock, at $0.35 per share, to a consultant for services.

Results of Operations

Three months ended June 30, 2014 and 2013

We had no operating revenues for the three months ended June 30, 2014 and 2013. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $1,881,000 as of June 30, 2014.

Our general and administrative expenses for the three months ended June 30, 2014 were approximately $241,000. This amount includes non-cash stock compensation expenses of approximately $84,250 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $156,750 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. Our general and administrative expenses for the three months ended June 30, 2013 were approximately $268,000. This amount includes non-cash stock compensation expenses of approximately $119,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $149,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended June 30, 2014 of approximately $241,000 and approximately $270,000 for the three months ended June 30, 2013. We had net losses for the three months ended June 30, 2014 of approximately $249,000 and approximately $277,000 for the three months ended June 30, 2013. We accrued interest on notes payable totaling approximately $7,800 for the three months ended June 30, 2014 and approximately $7,700 for the three months ended June 30, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2014 as filed with the Commission on June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table describes all securities we issued during the period covered by this report without registering the securities under the Securities Act.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
April 2014	Common Stock	25,000	Director	-	Services	4(2)
May 2014	Common Stock	203,960	Consultant	-	Services	4(2)
June 2014	Common Stock	25,000	Consultant	-	Services	4(2)

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
Dated: August 14, 2014

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: August 14, 2014