Form 10-Q
period 2014-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2014-11-06
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of issuer’s common stock outstanding at November 3, 2014: 53,509,256

DAKOTA TERRITORY RESOURCE CORP

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52,614	$456,329
Prepaid expenses and other current assets	2,917	708
Total current assets	55,531	457,037

Other assets	25,774	2,834
Mineral properties	191,566	191,335

TOTAL ASSETS	$272,871	$651,206

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$319,629	$349,946
Accounts payable, related party	340,114	338,079
Line of credit	26,307	27,950
Notes payable	305,550	305,550
Convertible notes payable	100,000	100,000
Total current liabilities	1,091,600	1,121,525
Note payable to related party	265,000	265,000
Total liabilities	1,356,600	1,386,525

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,00,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	−	−
Common stock, par value $0.001; 300,000,000 shares authorized, 53,305,296 shares issued and outstanding as of September 30, 2014 and 52,747,376 as of March 31, 2014, respectively	53,305	52,747
Additional paid-in capital	1,012,761	843,569
Deficit accumulated during the exploration stage	(2,149,795)	(1,631,635)
Total shareholders' deficit	(1,083,729)	(735,319)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$272,871	$651,206

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

(An Exploration Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended			For the period from April 12, 2011 (inception) through
	September 30, 2014	September 30, 2013	September 30, 2014		September 30, 2013	September 30, 2014

OPERATING EXPENSES
Depreciation and amortization	$333	$4,250	$	−	$2,125	$10,250
Impairment loss	−	−		−	−	61,629
Exploration costs	24,876	19,805		24,876	19,805	139,689
General and administrative expenses	477,350	372,869		236,576	105,243	1,881,663

Total operating expenses	502,559	396,924		261,452	127,173	2,093,231

LOSS FROM OPERATIONS	(502,559)	(396,924)		(261,452)	(127,173)	(2,093,231)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	−	−		−	−	17,361
Interest expense	(15,601)	(15,516)		(7,801)	(7,800)	(73,925)
Total other income (expense)	(15,601)	(15,516)		(7,801)	(7,800)	(56,564)

NET LOSS	$(518,160)	$(412,440)		$(269,253)	$(134,973)	$(2,149,795)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)		$(0.01)	$(0.00)

Weighted average shares outstanding: Basic and diluted	53,406,975	44,554,038		53,278,865	45,747,376

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

(An Exploration Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Six months ended				For the period from April 12, 2011 (inception) through
	September 30, 2014		September 30, 2013		September 30, 2014
Net loss		$(518,160)		$(412,440)		$(2,149,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		333		4,250		10,250
Shares issued for services		169,750		137,875		824,733
Impairment loss		−		−		61,629
Amortization of debt discount		−		−		15,556
Loss on debt extinguishment		−		−		(17,361)
Changes in current assets and current liabilities:
Prepaid expenses and other assets		(25,482)		4,249		(13,440)
Accounts payable & accrued liabilities		(30,317)		23,392		(85,577)
Accounts payable, related party		2,035		80,744		340,114
Net cash used in operating activities		(401,841)		(161,930)		(1,013,891)

Cash Flows From Investing Activities:
Investment in mineral properties		(231)		−		(41,567)
Net cash used in investing activities		(231)		−		(41,567)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock		−		100,000		1,115,000
Proceeds from (repayments of) line of credit		(1,643)		(1,840)		(6,928)
Net cash provided by (used in) financing activities		(1,643)		98,160		1,108,072

Net change in cash		(403,715)		(63,770)		52,614
Cash and Cash Equivalents, Beginning of Period		456,329		68,121		−

Cash and Cash Equivalents, End of Period		$52,614		$4,351		$52,614

Supplemental Disclosure of Noncash Transactions

Interest paid	$	−	$	−	$	−
Taxes paid	$	−	$	−	$	−
Accounts payable and accrued liability increased by reorganization	$	−	$	−		$1,058,254
Line of credit increased by reorganization	$	−	$	−		$33,235
Note payable increased by reorganization	$	−	$	−		$570,550
Additional paid in capital decreased by reorganization	$	−	$	−		$1,711,707
Convertible notes payable increased by reorganization	$	−	$	−		$100,000
Common stock issued for convertible debt	$	−	$	−		$20,520
Common stock issued for settlement of debt	$	−	$	−		$21,116
Common stock issued for mineral properties	$	−	$	−		$150,000
Common stock issued for prepaid expense and other assets	$	−	$	−		$25,500
Forgiveness of related party debt	$	−	$	−		$617,455

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCES CORP

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579. This amount was recorded to additional paid in capital. During the six months ended September 30, 2014, we incurred approximately $69,000 in management fees and rent from Minera Teles Pires Inc. As of September 30, 2014, we owed Minera Teles Pires approximately $189,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the six months ended September 30, 2014, we incurred approximately $54,000 in consulting fees from Jerikodie, Inc. As of September 30, 2014, we owed Jerikodie, Inc. approximately $138,000 for consulting fees and out of pocket expenses.

On October 3, 2012 we entered into a consulting agreement with, and issued 500,000 shares to, our former Director, Gerry Berg, at a price of $0.02 per share for a total of $10,000. The Company has also agreed to issue up to an additional 200,000 shares, at a price of $0.02 per share for a total of $4,000, subject to a vesting schedule which begins January 2, 2013 and ended December 31, 2013, based on the amount of time served. For the six months ended September 30, 2014, we issued 25,000 shares to Mr. Berg as stock based compensation valued at $10,000.

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

We plan to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	September 30, 2014	March 31, 2014
Capitalized costs	$191,566	$191,335
Accumulated amortization	-	-
Impairment	-	-

Capitalized costs, net	$191,566	$191,335

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$36,849	$119,624
Dec 01, 2005	On demand	5% per annum	$18,800	$8,325	$27,125
Jan 06, 2006	On demand	5% per annum	$100,000	$43,758	$143,758
Jul 14, 2006	On demand	5% per annum	$103,975	$42,632	$146,607
Total			$305,550	$131,564	$437,114

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

As of September 30, 2014, the balance of the promissory note payable amounted to $265,000.

Note 5—Convertible Note Payable

On August 14, 2008, we executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($31,097 as of September 30, 2014) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split). The conversion price shall be subject to adjustments. The minimum amount to be converted is $10,000. As of September 30, 2014, this note is outstanding.

Note 6—Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows us to borrow up to $47,500. The balance of this Line of Credit at September 30, 2014 was approximately $26,300.

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

On July 8, 2014

we issued 203,960 shares of our restricted common stock, at $0.235 per share, to two consultants for services valued at $48,000.

On July 8, 2014 we issued 100,000 shares of our restricted common stock, at $0.20 per share, to a consultant for services valued at $20,000.

At September 30, 2014, the total issued and outstanding shares were 53,305,296.

Note 8—Consulting Agreements

On March 19, 2013, we entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s stock upon execution of the consulting agreement, and an option to purchase 1,000,000 shares valued at $0.14 per share under a 5 year term expiring March 19, 2018.

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718. A total of $35,000 was expensed for the period ended September 30, 2014 as stock based compensation.

Additionally, the Company agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. As of September 30, 2014, we incurred $18,000 in compensation to Mr. Mathers, of which $13,000 has not yet been paid.

On November 11, 2013 the Company entered into a one-year consulting agreement with Lyons Capital, LLC to provide strategic advisory services and to provide the Company introductions to potential institutional investors through Lyons Capital’s Wall Street Conferences. Lyons Capital received 1,000,000 warrants to purchase restricted common shares of our stock with a strike price of $0.23 per share, expiring on December 10, 2016. The fair value of the warrants issued was $349,224 and vest upon issuance. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 1.10%, (2) term of 2.75 years, (3) expected volatility of 361%, and (4) zero expected dividends. As of September 30, 2014, the warrants remain outstanding and exercisable.

On April 28, 2014, we entered into a consulting agreement with a third party for professional consulting, strategic planning and business development services for a one year term in exchange for $48,000 of restricted common stock at $0.23534 per share to be issued per quarter, and a cash fee of $9,000 per quarter. We issued 203,960 of these shares on May 14, 2014. In July 2014, we issued an additional 203,960 shares of restricted common stock valued at $48,000.

On May 15, 2014, we entered into a consulting agreement for professional web development for a two year term in exchange for 100,000 shares at $0.35 per share, issuable over the term of the agreement. We issued 25,000 of these shares on June 24, 2014.

On June 14, 2014, we entered into a consulting agreement with CDM Smith for professional services related to permitting the Blind Gold and Homestake Paleoplacer properties.  The agreement provides for compensation to be paid for services performed at hourly rates ranging from $65 to $200 per hour and the reimbursement of approved expenses.

On July 1, 2014, we entered into a one year agreement for scientific research with Dr. James Fox for scientific research on the Homestake Paleoplacer Property. The agreement calls for payment of 100,000 shares of our restricted common stock and a cash fee of $50.00 per hour up to a maximum of 20 hours per month as compensation.

Note 9—Subsequent Events

On April 28, 2014, we entered into a consulting agreement with a third party for professional consulting, strategic planning and business development services for a one year term in exchange for $48,000 of restricted common stock at $0.23534 per share to be issued per quarter, and a cash fee of $9,000 per quarter. We issued 203,960 of these shares on May 14, 2014. On October 23, 2014, we issued an additional 203,960 shares of restricted common stock valued at $48,000.

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

Liquidity and Capital Resources

As of September 30, 2014, we had a working capital deficit of approximately $1,036,000.

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

On July 8, 2014

we issued 203,960 shares of our restricted common stock, at $0.235 per share, to two consultants for services valued at $48,000.

On July 8, 2014 we issued 100,000 shares of our restricted common stock, at $0.20 per share, to a consultant for services valued at $20,000.

Results of Operations

Six months ended September 30, 2014 and 2013

We had no operating revenues for the six months ended September 30, 2014 and 2013. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $2,150,000 as of September 30, 2014.

Our general and administrative expenses for the six months ended September 30, 2014 were approximately $477,000. This amount includes non-cash stock compensation expenses of approximately $170,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $307,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  We incurred approximately $373,000 in general and administrative expenses for the six months ended September 30, 2013.  This amount includes non-cash stock compensation expenses of approximately $138,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $235,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended September 30, 2014 totaling approximately $503,000 and a net loss for the six months ended September 30, 2014 totaling approximately $518,000.  We accrued interest on notes payable totaling approximately $16,000 for the six months ended September 30, 2014.

Three months ended September 30, 2014 and 2013

We had no operating revenues for the three months ended September 30, 2014 and 2013.

Our general and administrative expenses for the three months ended September 30, 2014 were approximately $237,000. This amount includes non-cash stock compensation expenses of approximately $86,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $151,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. Our general and administrative expenses for the three months ended September 30, 2013 were approximately $105,000. This amount includes non-cash stock compensation expenses of approximately $19,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $86,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended September 30, 2014 of approximately $261,000 and approximately $127,000 for the three months ended September 30, 2013. We had net losses for the three months ended September 30, 2014 of approximately $269,000 and approximately $135,000 for the three months ended September 30, 2013. We accrued interest on notes payable totaling approximately $7,800 for the three months ended September 30, 2014 and approximately $7,800 for the three months ended September 30, 2013.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
April 2014	Common Stock	25,000	Director	-	Services	4(2)
May 2014	Common Stock	203,960	Consultant	-	Services	4(2)
June 2014	Common Stock	25,000	Consultant	-	Services	4(2)
July 2014	Common Stock	203,960	Consultant	--	Services	4(2)
July 2014	Common Stock	100,000	Consultant	--	Services	4(2)

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
Dated: November 6, 2014

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: November 6, 2014