Form 10-K/A
period 2014-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2015-02-17
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Dakota Territory Resource Corp. (the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the twelve months ended March 31, 2014, as filed on June 30, 2014 (the “Original Filing”), to correct the following:

1) We have deleted from “Item 2. Properties” disclosure referencing an estimate of 10 million ounces of eroded gold from the Homestake Lode and an associated map.

2) We have deleted information throughout related to exploration and gold production on properties in proximity to our properties and have focused our disclosure on geology, history and exploration results that relate directly to our property.

This Amendment on Form 10K/A only amends the Original Filing as noted above.  This Amendment does not affect any other parts of or exhibits to the Original Filing.  Except for the amendments described above, this Amendment on Form 10K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events or developments that occurred or facts that became known to us after the date of the Original Filing.

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

The Company’s gold initiatives include:

•

The September 2012 acquisition of North Homestake Mining Company, a private Nevada corporation that owned the Blind Gold Property located in the Black Hills of South Dakota, an area known for continuous gold production over the past 135 years. The “Blind Gold Property” is located approximately 4 miles northwest of the historic Homestake Gold Mine. The “Blind Gold Property” is underlain by the continuous extension of the Homestake Formation, an iron-formation that was the unique host for the gold mineralization of the Homestake Mine. The founders of North Homestake have 44-years of combined gold mining and exploration experience in the District with Homestake Mining Company.

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

•

The February 2014 acquisition of surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota.  Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the 1980’s.

•

The March 2014, acquisition of approximately 565.24 mineral acres in the Northern Black Hills of South Dakota.  The acquisition increased our mineral interests in the Homestake District by nearly 23%, to over 3,057 acres. As part of the property acquisition, we purchased an additional 64.39 mineral acres located immediately southwest and contiguous to our Paleoplacer Property, including mineral title to the historic Gustin, Minerva and Deadbroke Gold Mines.  The three mines were the last of a string of mines that produced ores from fossil gold placers. With this acquisition we consolidated and extended our Paleoplacer Property position to a distance extending approximately 3,100 feet along the south to north trend of the channel.

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota.  Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the 1980’s.

On March 3, 2014, we completed an acquisition of approximately 565.24 mineral acres in the Northern Black Hills of South Dakota. The acquisition increased our mineral interests in the Homestake District by nearly 23%, to over 3,057 acres. As part of the property acquisition, we purchased an additional 64.39 mineral acres located immediately southwest and contiguous to our Paleoplacer Property, including mineral title to the historic Gustin, Minerva and Deadbroke Gold Mines.  The three mines were the last of a string of mines that produced ores from fossil gold placers. With this acquisition we consolidated and extended our Paleoplacer Property position to a distance extending approximately 3,100 feet along the south to north trend of the channel.

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

Because of the early stage of exploration and the nature of our business, our securities are considered highly speculative.

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

As our property is in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

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

The Homestake District is a favorable geologic setting; having produced 44 million ounces of gold from three gold deposit types, including Proterozoic-age Homestake iron-formation hosted gold deposits, Tertiary-age replacement gold deposits and Eo-Cambrian Homestake Paleoplacer gold deposits.

Dakota Territory has based the acquisition of its Black Hills property position on more than 44 years of combined mining and exploration experience in the Homestake District and the knowledge gained from previous exploration and mining efforts.  The Blind Gold, City Creek and Homestake Paleoplacer properties offer exploration targets for all three gold deposit types known to exist in the district.

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

Our primary exploration focus is on the discovery of a repeat of the Homestake Deposit within the structural corridor extending to the northwest of the Homestake Mine.  The Company continues to expand its land position in the district with the objective of simultaneously developing less capital intensive lower risk gold targets that could be brought into production in the near term.

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

The Blind Gold Property is located approximately 4 miles northwest and on structural trend with the Homestake Gold Mine.   In the 1980′s and 1990’s Homestake Mining Company’s work in the District extended and Homestake iron-formation host under cover and demonstrated the repeatability of Homestake iron-formation hosted gold deposits within the structural corridor extending northwest of the mine.

In addition to the exploration potential for gold hosted in the Homestake iron-formation, the Blind Gold Property holds exploration potential for Tertiary-aged gold and silver replacement deposits typical of the District, with the mineralization hosted in the Cambrian Deadwood formation and to a lesser degree the Paha Sapa limestone.  The formation of Tertiary-age gold-silver replacement deposits is generally dependent on fault and fracture structures necessary to the transportation of mineralizing fluids and proximity to the preferential intrusive bodies, both of which are present at the Blind Gold Property. Tertiary-age gold mineralization is evidenced across the Blind Gold Property by numerous mapped prospect workings dating from the turn of the century in the Paha Sapa Limestone, Phonolite intrusive and Deadwood formation where it outcrops at the southwest corner of the property.  The Blind Gold Property is a high caliber exploration target for the on-trend continuation of Tertiary aged gold-silver replacement deposits in the preferred Deadwood formation host under the cover of the Paha Sapa limestone.

Dakota Territory's exploration focus is on the search for a repeat of a Homestake Iron-formation gold deposit on the Blind Gold Property, primarily because of the size and grade potential of a deposit of this type and resulting economic opportunity associated with such a discovery.  While exploration for other gold deposit types is a secondary priority, the Blind Gold exploration program will be opportunistic as each hole drilled through the overlying cover rock holds additional potential for the discovery of Tertiary-aged gold-silver replacement deposits.

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

The Company acquired its original 14 unpatented Homestake Paleoplacer claims from Black Hills Gold Exploration LLC in December 2012.  The Company owns a 100% interest in the 14 unpatented claims with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are US$140 per claim, or a total of $1,960 total for the 14 claims that comprise the original Homestake Paleoplacer Property.  Annual claim maintenance fees are due before September 1st of each year.

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

In February 2014, the Company entered into an agreement to acquire surface and mineral title to 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. The property is located immediately to the north and adjoining the Company’s 14 original unpatented claims group and was explored by Homestake Mining Company in the 1980’s.

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

The first significant Black Hills gold event occurred approximately 1.74 billion years ago, depositing gold in the Homestake iron-formation.  From the time of iron-formation gold deposition, Proterozoic erosion removed approximately 30,000 feet of rock from the earth’s crust and exposed the Homestake lode to an erosional event that distributed gold into drainages on the regolith surface forming high-grade gold paleoplacer deposits. The Homestake Paleoplacer deposit is characterized by gold bearing quartz pebble conglomerates, similar to the Jacobina conglomerate gold deposits of Bahia, Brazil, that were deposited to the north and away from the elevated exposure of the mineralized Homestake iron-formation source lode. Multi-ounce per ton gold grades were historically not uncommon to paleoplacer deposits, principally because the source gold lode was up graded by lateritic weathering processes prior to erosion and distribution of the gold into the ancient paleochannels.

At 560 million years ago the Cambrian seas advanced and deposited marine sediments that eventually covered the primordial Black Hills highlands and sealed the paleoplacer gold deposits under cover.

Tertiary-age rhyolite intrusive rocks dominate the outcrop on the Homestake Paleoplacer Property, along with limited outcrops of Cambrian Deadwood formation contained within the rhyolite intrusive.  The rhyolite is in the form of a sill/laccolith 50 to 500 feet thick that overlies the basal quartz pebble conglomerate units of Deadwood formation and the extensions of gold bearing paleoplacers sourced from the Homestake Lode.

Dakota Territory’s Paleoplacer Property includes the past producing Gustin, Minerva and Deadbroke Mines, which were the last three mines that produced from the channel and are located furthest to the north at the point where the channel disappears under the cover of the younger Cambrian sedimentary and Tertiary igneous rocks. The Deadbroke Mine began operations in the earliest days of the 1870’s Black Hills Gold Rush and continued to produce gold through the 1920’s by underground room and pillar methods at depths ranging from 100 to 200 feet below surface.

In 1973, Homestake Mining Company entered into a mining lease on the Deadbroke Property based on interest generated by a report authored by Homestake Geologist, Ross R. Grunwald and entitled “Ore Potential of The Deadbroke Mine and Other Northern Black Hills Conglomerate Ores”.  In 1974, Homestake dewatered the Deadbroke Mine and conducted a comprehensive mine mapping and sampling program.  A total of 214 channel samples were collected by Homestake Geologists from the perimeter of accessible stope and development headings, as well as from pillars left in stopes. The results of the 1974 Deadbroke Mine sampling program led to a subsequent 23-hole drill program in the 1980’s designed to explore for the extension of the paleochannel north of the Deadbroke Mine.

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

The City Creek Property is located one mile northeast of the Homestake Open Cut, one mile northwest of the City of Deadwood and is a target for Homestake iron-formation hosted gold mineralization.  The City Creek Property geology is dominated by rocks of the Homestake stratigraphic sequence, including the Ellison, Homestake and Poorman formations that outcrop across the property.  The Homestake iron-formation outcrop on the City Creek property is complexly folded and represents the continuous Homestake iron-formation extension northeast of the Homestake Mine.

Numerous gold prospect pits and shallow underground workings in quartz-veined Homestake formation have been located at the City Creek Property and the stratigraphy has been mapped by both Homestake Mining Company and USGS geologists.  The City Creek Property was also diamond drilled by Homestake Mining Company in the 1970’s and 1980’s.

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

Overview

We are an exploration stage company engaged in the business of the acquisition and exploration of mineral properties. Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 3,057 acres.  We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota.  The property is located immediately to the north and adjoining the Company’s Paleoplacer Property.

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

Table: Fiscal Year 2015 Proposed Exploration Expenditures ($000)
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

During the fiscal year ended March 31, 2014 we raised $790,000 through the sale of our equity securities for cash and spent approximately $41,000 on acquisition of mineral properties added to our Homestake Paleoplacer Property.

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

Note 7

Promissory Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$34,858	$117,633
Dec 01, 2005	On demand	5% per annum	$18,800	$7,870	$26,670
Jan 06, 2006	On demand	5% per annum	$100,000	$41,298	$141,298
Jul 14, 2006	On demand	5% per annum	$103,975	$39,867	$143,842
Total			$305,550	$123,893	$429,443

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

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