Form 10-Q
period 2014-12-31
DAKOTA TERRITORY RESOURCE CORP
filed 2015-02-17
CIK 1182737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Number of shares of issuer’s common stock outstanding at February 13, 2015: 53,738,216

TABLE OF CONTENTS

DAKOTA TERRITORY RESOURCE CORP

BALANCE SHEETS

(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,178	$456,329
Prepaid expenses and other current assets	−	708
Total current assets	11,178	457,037

Other assets	20,829	2,834
Mineral properties	191,566	191,335

TOTAL ASSETS	$223,573	$651,206

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$368,230	$349,946
Accounts payable, related party	384,114	338,079
Line of credit	25,102	27,950
Notes payable	305,550	305,550
Convertible notes payable	100,000	100,000
Total current liabilities	1,182,996	1,121,525
Note payable to related party	265,000	265,000
Total liabilities	1,447,996	1,386,525

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	−	−
Common stock, par value $0.001; 300,000,000 shares authorized,53,509,256 shares issued and outstanding as of December 31, 2014 and 52,747,376 as of March 31, 2014, respectively	53,509	52,747
Additional paid-in capital	1,060,557	843,569
Deficit accumulated during the exploration stage	(2,338,489)	(1,631,635)
Total shareholders' deficit	(1,224,423)	(735,319)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$223,573	$651,206

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

UNAUDITED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	December 31, 2014	December 31, 2013	December 31, 2014		December 31, 2013

OPERATING EXPENSES
Depreciation and amortization	$333	$6,375	$	−	$2,125
Impairment loss	−	−		−	−
Exploration costs	26,999	28,055		2,124	8,250
General and administrative expenses	656,121	486,591		178,770	113,722

Total operating expenses	683,453	521,021		180,894	124,097

LOSS FROM OPERATIONS	(683,453)	(521,021)		(180,894)	(124,097)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	−	−		−	−
Interest expense	(23,401)	(23,316)		(7,800)	(7,800)
Total other income (expense)	(23,401)	(23,316)		(7,800)	(7,800)

NET LOSS	$(706,854)	$(544,337)		$(188,694)	$(131,897)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)		$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	53,205,867	45,109,100		53,458,266	46,207,159

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended
	December 31, 2014		December 31, 2013
Net loss		$(706,854)		$(544,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		333		6,375
Shares issued for services		217,750		156,375
Impairment loss		−		−
Amortization of debt discount		−		−
Loss on debt extinguishment		−		−
Changes in current assets and current liabilities:
Prepaid expenses and other assets		(17,620)		6,374
Accounts payable & accrued liabilities		18,284		36,850
Accounts payable, related party		46,035		109,268
Net cash used in operating activities		(442,072)		(229,095)

Cash Flows From Investing Activities:
Investment in mineral properties		(231)		−
Net cash used in investing activities		(231)		−

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock		−		225,000
Proceeds from (repayments of) line of credit		(2,848)		(2,058)
Net cash provided by (used in) financing activities		(2,848)		222,942

Net change in cash		(445,151)		(6,153)
Cash and Cash Equivalents, Beginning of Period		456,329		68,121

Cash and Cash Equivalents, End of Period		$11,178		$61,968

Supplemental Disclosure of Noncash Transactions

Interest paid	$	−	$	−
Taxes paid	$	−	$	−
Accounts payable and accrued liability increased by reorganization	$	−	$	−
Line of credit increased by reorganization	$	−	$	−
Note payable increased by reorganization	$	−	$	−
Additional paid in capital decreased by reorganization	$	−	$	−
Convertible notes payable increased by reorganization	$	−	$	−
Common stock issued for convertible debt	$	−	$	−
Common stock issued for settlement of debt	$	−	$	−
Common stock issued for mineral properties	$	−	$	−
Common stock issued for prepaid expense and other assets	$	−	$	−
Forgiveness of related party debt	$	−	$	−

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579. This amount was recorded to additional paid in capital. During the nine months ended December 31, 2014, we incurred approximately $103,500 in management fees and rent from Minera Teles Pires Inc. As of December 31, 2014, we owed Minera Teles Pires approximately $212,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the nine months ended December 31, 2014, we incurred approximately $81,000 in consulting fees from Jerikodie, Inc. As of December 31, 2014, we owed Jerikodie, Inc. approximately $156,000 for consulting fees and out of pocket expenses.

On October 3, 2012 we entered into a consulting agreement with, and issued 500,000 shares to, our former Director, Gerry Berg, at a price of $0.02 per share for a total of $10,000. The Company has also agreed to issue up to an additional 200,000 shares, at a price of $0.02 per share for a total of $4,000, subject to a vesting schedule which begins January 2, 2013 and ended December 31, 2013, based on the amount of time served. For the nine months ended December 31, 2014, we issued 25,000 shares to Mr. Berg as stock based compensation valued at $10,000.

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota and are located immediately to the north and adjoining the Company’s Paleoplacer Property.  The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement. The Company has an option to purchase the mineral property for $120,000.

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

We plan to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	December 31, 2014	March 31, 2014
Capitalized costs	$191,566	$191,335
Accumulated amortization	-	-
Impairment	-	-

Capitalized costs, net	$191,566	$191,335

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$37,884	$120,659
Dec 01, 2005	On demand	5% per annum	$18,800	$8,560	$27,360
Jan 06, 2006	On demand	5% per annum	$100,000	$45,008	$145,008
Jul 14, 2006	On demand	5% per annum	$103,975	$43,932	$147,907
Total			$305,550	$135,384	$440,934

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

As of December 31, 2014, the balance of the promissory note payable amounted to $265,000.

Note 5—Convertible Note Payable

On August 14, 2008, we executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($31,097 as of September 30, 2014) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split). The conversion price shall be subject to adjustments. The minimum amount to be converted is $10,000. As of December 31, 2014, this note is outstanding.

Note 6—Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows us to borrow up to $47,500. The balance of this Line of Credit at December 31, 2014 was approximately $25,100.

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

On October 23, 2014 we issued 203,960 shares of our restricted common stock, at $0.235 per share, to a consultant for services valued at $48,000.

At December 31, 2014, the total issued and outstanding shares were 53,509,256.

Note 8—Consulting Agreements

On March 19, 2013, we entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s stock upon execution of the consulting agreement, and an option to purchase 1,000,000 shares valued at $0.14 per share under a 5 year term expiring March 19, 2018.

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718. A total of $35,000 was expensed for the period ended December 31, 2014 as stock based compensation.

Additionally, the Company agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. As of December 31, 2014, we have incurred $27,000 in compensation to Mr. Mathers, of which $16,000 has not yet been paid.

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

On April 28, 2014, we entered into a consulting agreement with a third party for professional consulting, strategic planning and business development services for a one year term in exchange for $48,000 of restricted common stock at $0.23534 per share to be issued per quarter, and a cash fee of $9,000 per quarter. We issued 203,960 of these shares on May 14, 2014. On July 8, 2014 and on October 23, 2014, we issued an additional 203,960 shares, respectively, of restricted common stock valued at $48,000.

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

Note 9—Subsequent Events

On January 25, 2015 the Company filed on Form 8K the Company’s issuance of a total of 5,200,000 options to purchase the Company’s restricted common stock. The Company’s Board of Directors authorized and implemented the options by virtue of its adopting a plan entitled the “2015 Omnibus Incentive Plan.” The options are good for a period of ten years from January 25, 2015, expiring on January 25, 2025. The exercise price per share is $0.08 cents based upon the closing price of the Company’s common stock on January 23, 2015 of $0.07 cents per share.

On January 28, 2015, we issued 25,000 shares of our restricted common stock, at $0.35 per share, to a consultant for services valued at $8,750.

On January 28, 2015 we issued 203,960 shares of our restricted common stock, at $0.235 per share, to two consultants for services valued at $48,000.

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

Overview and Organizational History

We are a mining exploration stage company engaged in the business of the acquisition and exploration of mineral properties. Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 3,057 acres. We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Mineral Survey 1706 is located immediately to the north and adjoining the Company’s Paleoplacer Property.

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

We were incorporated in the State of Nevada on February 6, 2002 under the name Lakefield Ventures, Inc. In September 2012, the Company changed its name from Mustang Geothermal Corp to Dakota Territory Resource Corp, reflecting a change in business. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition and exploration of mineral properties.

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

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficit of approximately $1,172,000.

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

We have no employees. Our management, all of whom are consultants, conduct our operations. We do not expect any material changes in the number of employees over the next twelve-month period. Given the early stage of our exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. However, if we are successful in our initial and any subsequent drilling programs, we may retain employees.

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

On April 28, 2014, we entered into a consulting agreement with a third party for professional consulting, strategic planning and business development services for a one year term in exchange for $48,000 of restricted common stock at $0.235 per share to be issued per quarter, and a cash fee of $9,000 per quarter. We issued 203,960 of these shares on May 14, 2014. On July 8, 2014 and on October 23, 2014, we issued an additional 203,960 shares, respectively, of restricted common stock valued at $48,000.

On June 24, 2014, we issued 25,000 shares of our restricted common stock, at $0.35 per share, to a consultant for services.

On July 8, 2014 we issued 100,000 shares of our restricted common stock, at $0.20 per share, to a consultant for services valued at $20,000.

Results of Operations

Nine months ended December 31, 2014 and 2013

We had no operating revenues for the nine months ended December 31, 2014 and 2013. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $2,338,000 as of December 31, 2014.

Our general and administrative expenses for the nine months ended December 31, 2014 were approximately $656,000. This amount includes non-cash stock compensation expenses of approximately $218,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $438,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the nine months ended December 31, 2014 totaling approximately $683,000 and a net loss for the nine months ended December 31, 2014 totaling approximately $707,000.  We accrued interest on notes payable totaling approximately $23,000 for the nine months ended December 31, 2014.

Three months ended December 31, 2014 and 2013

We had no operating revenues for the three months ended December 31, 2014 and 2013.

Our general and administrative expenses for the three months ended December 31, 2014 were approximately $179,000. This amount includes non-cash stock compensation expenses of approximately $48,000 of stock compensation for consultants and one of our executive officers. The remaining general and administrative expenditures totaling approximately $131,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the three months ended December 31, 2014 of approximately $181,000 and approximately $124,000 for the three months ended December 31, 2013. We had net losses for the three months ended December 31, 2014 of approximately $189,000 and approximately $132,000 for the three months ended December 31, 2013. We accrued interest on notes payable totaling approximately $7,800 for the three months ended December 31, 2014 and for the three months ended December 31, 2013.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
April 2014	Common Stock	25,000	Director	-	Services	4(2)
May 2014	Common Stock	203,960	Consultant	-	Services	4(2)
June 2014	Common Stock	25,000	Consultant	-	Services	4(2)
July 2014	Common Stock	203,960	Consultant	-	Services	4(2)
July 2014	Common Stock	100,000	Consultant	-	Services	4(2)
October 2014	Common Stock	203,960	Consultant	-	Services	4(2)

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
Dated: February 17, 2015

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: February 17, 2015