Form 10-K
period 2015-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2015-07-13
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

As of June 22, 2015 the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,848,586 based upon the closing sale price of the common stock as reported by the OTCQB.

As of July 8, 2015, there were outstanding 53,738,216 shares of common stock.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this annual report include, but are not limited to:

•

the progress, potential and uncertainties of our 2015-2016 exploration program  at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

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

The Company’s gold initiatives include:

•

The September 2012 acquisition of North Homestake Mining Company, a private Nevada corporation that owned the Blind Gold Property located in the Black Hills of South Dakota, an area known for continuous gold production over the past 136 years. The “Blind Gold Property” is located approximately 4 miles northwest of the historic Homestake Gold Mine. The “Blind Gold Property” is underlain by the Homestake Formation, an iron-formation that was the unique host for gold mineralization at the Homestake Mine. The founders of North Homestake have 44-years of combined experience at the Homestake Mine, directly related to gold mining and exploration.

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

•

The February 2014 acquisition of surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s.

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

In the fiscal year ended March 31, 2015, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.  Costs in the fiscal year ended March 31, 2016 will increase due to our anticipated drilling activities at our Blind Gold Property.

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

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital. During the twelve months ended March 31, 2015 we incurred approximately $120,000 in management fees and rent from Minera Teles Pires Inc.  As of March 31, 2015, we owed Minera Teles Pires approximately $247,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the twelve months ended March 31, 2015, we incurred approximately $108,000 in consulting fees from Jerikodie, Inc.  As of March 31, 2015, we owed Jerikodie, Inc. approximately $183,000 for consulting fees and out of pocket expenses.

On January 25, 2015 the Company authorized the issuance of a total of 5,200,000 options to purchase the Company’s restricted common stock. The Company’s Board of Directors authorized and implemented the options by virtue of its adopting a plan entitled the “2015 Omnibus Incentive Plan.” The options are good for a period of ten years from January 25, 2015, expiring on January 25, 2025. The exercise price per share is $0.08 based upon the closing price of the Company’s common stock on January 23, 2015 of $0.07 per share.  On March 27, 2015 the Company authorized the issuance of an additional 900,000 options to purchase the Company’s restricted common stock for the three members of the Company’s Strategic Advisory Board.  The options are exercisable for a period of ten years from March 27, 2015, expiring on March 27, 2025. The exercise price per share is $0.13 based upon the closing price of the Company’s common stock on March 27, 2015 of $0.11 per share.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of approximately $1,323,000 for the year ended March 31, 2015, and cumulative losses of approximately $2,955,000 as of March 31, 2015. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to March 31, 2015, we have incurred aggregate losses of approximately $2,955,000. Our net loss for the year ended March 31, 2015 was approximately $1,323,000.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Resource exploration is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover valuable deposits, but from finding deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of resources acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulation, including regulations relating to royalties, allowable production and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

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

Exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. We currently do not have general liability insurance.  We intend to obtain such liability insurance upon a successful financing by the Company and before we commence exploration. Payment of any liabilities as a result could have a materially adverse effect upon our company's financial condition.

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

The Company acquired 84 of the Blind Gold claims through the acquisition of North Homestake Mining Company in September 2012.  In December 2012, the Company's Blind Gold Property position was increased through the acquisition of 23 additional claims from Black Hills Gold Exploration LLC.  The Company owns a 100% interest in the Blind Gold Property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are US$155 per claim, or a total of $16,585 for the 107 claims that comprise the Blind Gold Property.  Annual claim maintenance fees are due before September 1st of each year.

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

The Company acquired its original 14 unpatented Homestake Paleoplacer claims from Black Hills Gold Exploration LLC in December 2012.  The Company owns a 100% interest in the 14 unpatented claims with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are US$155 per claim, or a total of $2,170 total for the 14 claims that comprise the original Homestake Paleoplacer Property.  Annual claim maintenance fees are due before September 1st of each year.

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

The Company acquired the City Creek claims from Black Hills Gold Exploration LLC in December 2012.  The Company owns a 100% interest in the Property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the Property with all surface rights under the control of the US Forest Service.  Annual claim maintenance fees are US$155 per claim, or a total of $3,255 total for the 21 claims that comprise the City Creek Property.  Annual claim maintenance fees are due before September 1st of each year.

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

Item 4.  Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2015, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

Fiscal Year 2015	High	Low
Quarter ended March 31, 2015	$0.24	$0.06
Quarter ended December 31, 2014	$0.23	$0.06
Quarter ended September 30, 2014	$0.30	$0.14
Quarter ended June 30, 2014	$0.70	$0.22
Fiscal Year 2014	High	Low
Quarter ended March 31, 2014	$0.48	$0.15
Quarter ended December 31, 2013	$0.25	$0.15
Quarter ended September 30, 2013	$0.30	$0.17
Quarter ended June 30, 2013	$0.27	$0.13

The last bid price of our common stock on July 8, 2015 was $0.09 per share.

Holders

The approximate number of holders of record of our common stock as of July 8, 2015 was 43.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended March 31, 2015, we did not effect any repurchase.

Equity Compensation Plan Information

On January 25, 2015 the Company authorized the issuance of a total of 5,200,000 options to purchase the Company’s restricted common stock. The Company’s Board of Directors authorized and implemented the options by virtue of its adopting a plan entitled the “2015 Omnibus Incentive Plan.” The options are good for a period of ten years from January 25, 2015, expiring on January 25, 2025. The exercise price per share is $0.08 based upon the closing price of the Company’s common stock on January 23, 2015 of $0.07 per share.  On March 27, 2015 the Company authorized the issuance of an additional 900,000 options to purchase the Company’s restricted common stock for the three members of the Company’s Strategic Advisory Board.  The options are exercisable for a period of ten years from March 27, 2015, expiring on March 27, 2025. The exercise price per share is $0.13 based upon the closing price of the Company’s common stock on March 27, 2015 of $0.11 per share.

The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the options for the sale of the restricted stock. The Purchasers of these securities were “accredited investors” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as “accredited investors.” The Company provided and made available to the Purchasers full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

The Purchasers acquired the options to purchase the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. By their terms, the options are not transferable. By virtue of restrictions on the shares issuable by the Company when the options are exercised, the restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

Recent Sales of Unregistered Securities During Fiscal 2015

Outside of the below recent sales of unregistered securities, all other sales of unregistered securities during the fiscal year ended March 31, 2015, were previously reported under our quarterly reports on Form 10-Q and current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
January 2015	Common Stock	228,960	Private Placement Investors	--	Services	4(2)

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

Current Plan of Operations

We plan on concentrating all exploration activities on our gold property in South Dakota. During fiscal year 2016, we will require additional new financing of approximately $2.0 million to carry out our planned exploration, none of which we have secured as of the date hereof.

Our planned exploration program will consist primarily of field and diamond drill programs.  Additionally, the budget and any use of proceeds covering any equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions and our general operating needs.

Table : Fiscal Year 2016 Proposed Exploration Expenditures ($000)
Salaries & Wages	$120
General & administrative	$180
Airborne survey	$0
Field programs	$23
Site preparation	$37
Diamond Drilling	$897
Assays	$90
Geologic & project support	$85
Equipment & project operations	$100
Permitting & environmental	$50
Property costs	$292
Project contingency	$126
TOTAL	$2,000

Our estimated working capital requirements and projected operating expenses for the next twelve-month period total approximately $2.0 million. Our current working capital will not be sufficient to cover our estimated capital requirements during the next twelve-month period; we will be required to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth.  We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

As of March 31, 2015, we had a working capital deficit of approximately $1,263,000 and our accumulated deficit as of March 31, 2015 was approximately $2,955,000.  We had a loss for the year ended March 31, 2015 of approximately $1,323,000.

During our fiscal year ending March 31, 2016, we plan to spend approximately $897,000 for diamond drilling, $23,000 for field programs and $90,000 for assays, as well as approximately $691,000 for expenses related to exploration programs.  The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors.  We estimate that general and administrative expenses during fiscal year ending March 31, 2016 will be approximately $400,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Results of Operations

Fiscal years ended March 31, 2015 and 2014

General & Revenue

We had no operating revenues during the fiscal years ended March 31, 2015 and 2014. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $2,955,000 as of March 31, 2015.

During the years ended March 31, 2015 and 2014 our exploration costs were minimal.

Our general and administrative expenses for the year ended March 31, 2015 were approximately $1,265,000 of which approximately $738,000 were for non-cash issuances of stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $527,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  For the year ended March 31, 2014 our general and administrative expenses totaled approximately $1,060,000. This amount includes non-cash expenses of approximately $528,000 of stock compensation for consultants and one of our executive officers. The remaining expenditures totaling approximately $532,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended March 31, 2015 and 2014 totaling approximately $1,292,000 and $1,094,000, respectively, and net losses for the fiscal years ended March 31, 2015 and 2014 totaling approximately $1,323,000 and $1,125,000, respectively. We incurred interest expense from notes payable in the amounts of approximately $31,000 for each of the years ended March 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended March 31, 2015 and 2014, we did not have any Off-Balance Sheet Arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended March 31, 2015.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Dakota Territory Resource Corp

Reno, NV

We have audited the accompanying balance sheets of Dakota Territory Resource Corp (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended March 31, 2015. Dakota Territory Resource Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Territory Resource Corp as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

July 9, 2015

DAKOTA TERRITORY RESOURCE CORP

BALANCE SHEETS

	March 31,2015	March 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,355	$456,329
Prepaid expenses and other current assets	-	708
Total current assets	2,355	457,037

Other assets	15,430	2,834
Mineral properties	191,566	191,335

TOTAL ASSETS	$209,351	$651,206

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$380,276	$349,946
Accounts payable, related party	454,692	338,079
Line of credit	24,740	27,950
Notes payable	305,550	305,550
Convertible notes payable	100,000	100,000
Total current liabilities	1,265,258	1,121,525
Note payable to related party	265,000	265,000
Total liabilities	1,530,258	1,386,525

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and March 31, 2014, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 53,738,216 shares issued and outstanding as of March 31, 2015 and 52,747,376 as of March 31, 2014, respectively	53,738	52,747
Additional paid-in capital	1,580,078	843,569
Accumulated deficit	(2,954,723)	(1,631,635)
Total shareholders' deficit	(1,320,907)	(735,319)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$209,351	$651,206

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF OPERATIONS

	Year Ended March31,
	2015	2014
OPERATING EXPENSES
Depreciation and amortization	$333	$6,375
Exploration costs	26,999	28,055
General and administrative expenses	1,264,555	1,059,629

Total operating expenses	1,291,887	1,094,059

LOSS FROM OPERATIONS	(1,291,887)	(1,094,059)

OTHER INCOME (EXPENSE)
Interest expense	(31,201)	(31,117)
Total other income (expense)	(31,201)	(31,117)

NET LOSS	$(1,323,088)	$(1,125,176)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	53,319,567	45,884,130

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the years ended March 31, 2015 and 2014

	Preferred Stock		Common Stock
	10,000,000 shares authorized		300,000,000 shares authorized
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.001 per share	Additional Paid-In Capital	Accumulated Deficit	Accum-ulated Compre-hensive Losses	Total Shareholders' Deficit

BALANCE, March 31, 2013	-	$-	41,334,876	$41,335	$(463,118)	$(505,583)	$(876)	$(928,242)
Loss due to discontinued operations	-	-	-	-	-	(876)	876	-
Shares issued for cash	-	-	7,900,000	7,900	782,100	-	-	790,000
Shares issued for services	-	-	3,512,500	3,512	105,363	-	-	108,875
Issuance of stock options and warrants	-	-	-	-	419,224	-	-	419,224
Net loss	-	-	-	-	-	(1,125,176)	-	(1,125,176)

BALANCE, March 31,2014	-	-	52,747,376	52,747	843,569	(1,631,635)	-	(735,319)

Shares issued for services	-	-	990,840	991	238,509	-	-	239,500
Net loss	-	-	-	-	-	(1,323,088)	-	(1,323,088)
Issuance of stock options	-	-	-	-	498,000	-	-	498,000

BALANCE, March 31, 2015	-	$-	53,738,216	$53,738	$1,580,078	$(2,954,723)	$-	$(1,320,907)

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2015	2014
Net loss	$(1,323,088)	$(1,125,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	333	6,375
Shares issued for services	737,500	528,099
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(12,221)	8,500
Accounts payable & accrued liabilities	30,330	111,806
Accounts payable, related party	116,613	113,059
Net cash used in operating activities	(450,533)	(357,337)

Cash Flows From Investing Activities:
Investment in mineral properties	(231)	(41,336)
Net cash used in investing activities	(231)	(41,336)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	790,000
Proceeds from (repayments of) line of credit	(3,210)	(3,119)
Net cash provided by (used in) financing activities	(3,210)	786,881

Net change in cash	(453,974)	388,208
Cash and Cash Equivalents, Beginning of Period	456,329	68,121

Cash and Cash Equivalents, End of Period	$2,355	$456,329

Supplemental Disclosure of Noncash Transactions

Interest paid	$-	$-
Taxes paid	$-	$-

	The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Going Concern

These financial statements have been prepared assuming that we will continue as a going concern.  The Company has an accumulated deficit of approximately $2,955,000 since inception and, has yet to achieve profitable operations, and projects further losses in the development of its business.

At March 31, 2015, the Company had a working capital deficit of approximately $1,263,000.  Our  ability to  continue  as a going  concern is dependent  upon our ability to generate  profitable operations in the future and/or to obtain the necessary  financing to meet our  obligations  and repay our  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should we be unable to continue as a going  concern.  We anticipate that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available on terms acceptable to us.  The issuances of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. We may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Exploration Stage Company

The Company is an exploration stage company as defined under the then current Financial Accounting Standards Board (“FASB) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company and that the statement of operations, shareholders’ deficit and cash flows disclosed activity since the date of our inception (April 12, 2011) as a development stage company. Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

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

Recent Accounting Pronouncements

Pronouncements between March 31, 2015 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3  Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital. During the twelve months ended March 31, 2015 and 2014, we incurred approximately $120,000 and $138,000, respectively, in management fees and rent from Minera Teles Pires Inc.  As of March 31, 2015 and 2014, we owed Minera Teles Pires approximately $247,000 and $189,000, respectively, for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the twelve months ended March 31, 2015 and 2014, we incurred approximately $108,000 in each year, in consulting fees from Jerikodie, Inc.  As of March 31, 2015 and 2014, we owed Jerikodie, Inc. approximately $183,000 and $136,000, respectively, for consulting fees and out of pocket expenses.

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

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the twelve months ended March 31, 2015 and 2014, we incurred $12,000 and $13,000, respectively, in compensation to Mr. Mathers.  As of March 31, 2015 and 2014, we owed Mr. Mathers $25,000 and $13,000, respectively, for consulting fees.

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota.  Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s.   The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement.  The Company has an option to purchase the mineral property for $120,000.

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	March 31,	March 31,
	2015	2014

Capitalized costs	$191,566	$191,335
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$191,566	$191,335

Note 5  Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended March 31, 2015 and 2014:

	2015	2014

Loss before income taxes	$(1,323,088)	$(1,125,176)

Income tax benefit computed at statutory rates	$(450,000)	$(383,000)
Increase in valuation allowance	190,000	146,000
Temporary differences, stock compensation	251,000	180,000
Temporary differences, exploration costs	9,000	10,000
Prior period adjustment	-	47,000
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at March 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets (liability)
Net operating loss carryforwards	$2,546,000	$2,356,000
Net capital loss carryforwards	527,000	527,000
Less: valuation allowance	(3,073,000)	(2,883,000)
Net deferred tax assets	$-	$-

As a result of a change in control effective in September 2012, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carry forward in the approximate amount of $7,487,000 will begin to expire in 2026.  We file income tax returns in the United States and in one state jurisdiction.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2015 or March 31, 2014.  The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions.  The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired.  The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 6  Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 38,997	$ 121,772
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 8,810	$ 27,610
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 46,298	$ 146,298
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 45,066	$ 149,041
Total			$ 305,550	$ 139,171	$ 444,721

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

As of March 31, 2015, the balance of promissory notes payable amounted to $570,550, of which $265,000 is due to related party on the balance sheet.

Note 7  Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($33,653 as of March 31, 2015) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of March 31, 2015, this note is outstanding.

At March 31, 2015, the balance of the convertible notes payable amounted to $100,000.

Note 8  Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to $47,500.  The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand.  The balance on this Line of Credit at March 31, 2015 and 2014 was $ 24,740 and $27,950, respectively.

Note 9  Common Stock

On April 9, 2014, we issued 25,000 shares of our restricted common stock, at $0.40 per share, to a former director for services valued at $10,000.

On May 14, 2014, we issued 203,960 shares of our restricted common stock, at $0.235 per share, to two consultants for services valued at $48,000.

On June 24, 2014, we issued 25,000 shares of our restricted common stock, at $0.35 per share, to a consultant for services valued at $8,750.

On July 8, 2014, we issued 203,960 shares of our restricted common stock, at $0.235 per share, to two consultants for services valued at $48,000.

On July 8, 2014, we issued 100,000 shares of our restricted common stock, at $0.20 per share, to a consultant for services valued at $20,000.

On October 23, 2014, we issued 203,960 shares of our restricted common stock, at $0.235 per share, to a consultant for services valued at $48,000.

On January 28, 2015, we issued 25,000 shares of our restricted common stock, at $0.35 per share, to a consultant for services valued at $8,750.

On January 28, 2015, we issued 203,960 shares of our restricted common stock, at $0.235 per share, to two consultants for services valued at $48,000.

Other equity issues

In March 2014, the Board of Directors accepted the resignation of Gerry Berg as a Director of the Company and elected to not immediately fill the vacancy created by Mr. Berg’s resignation.  In April 2014, the Company issued 25,000 restricted shares of our common stock to Gerry Berg as per the terms of Mr. Bergs Consulting Agreement with the Company.

Equity Compensation Plan

On March 19, 2013, we entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s stock upon execution of the consulting agreement, and an option to purchase 1,000,000 shares valued at $0.14 per share under a 5 year term expiring March 19, 2018. As of the date of this filing all 1,000,000 options have vested.

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718. A total of $35,000 and $70,000 was expensed for the years ended March 31, 2015 and 2014, respectively, as stock based compensation.

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

On January 25, 2015 the Company authorized the issuance of a total of 5,200,000 options to purchase the Company’s restricted common stock. The Company’s Board of Directors authorized and implemented the options by virtue of its adopting a plan entitled the “2015 Omnibus Incentive Plan.” The options are good for a period of ten years from January 25, 2015, expiring on January 25, 2025. The exercise price per share is $0.08 based upon the closing price of the Company’s common stock on January 23, 2015 of $0.07 per share.  On March 27, 2015 the Company authorized the issuance of an additional 900,000 options to purchase the Company’s restricted common stock for the three members of the Company’s Strategic Advisory Board.  The options are exercisable for a period of ten years from March 27, 2015, expiring on March 27, 2025. The exercise price per share is $0.13 based upon the closing price of the Company’s common stock on March 27, 2015 of $0.11 per share.

The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the options for the sale of the restricted stock. The Purchasers of these securities were “accredited investors” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as “accredited investors.” The Company provided and made available to the Purchasers full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

The Purchasers acquired the options to purchase the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. By their terms, the options are not transferable. By virtue of restrictions on the shares issuable by the Company when the options are exercised, the restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 25, 2015, the Board approved a total grant of 5,200,000 options to members of its Board of Directors, certain executive officers of the company and three consultants to the Company. The options are exercisable at $0.08 per share for a period of ten years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 5.2 million options issued during the period, using the assumptions of a risk free interest rate of 1.10%, dividend yield of 0%, volatility of 341% and an expected life of 10 years. These options were expensed immediately in the amount of approximately $364,000.

On March 27, 2015, the Board approved a total grant of 900,000 options to members of its Advisory Board to the Company. The options are exercisable at $0.13 per share for a period of ten years. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 900,000 options issued during the period, using the assumptions of a risk free interest rate of 1.10%, dividend yield of 0%, volatility of 1,918% and an expected life of 10 years. These options were expensed immediately in the amount of approximately $99,000.

At March 31, 2015, the total issued and outstanding shares were 53,738,216.

Note 10  Subsequent Events

On June 3, 2015, the Company entered into a second one-year consulting agreement with Dr. Michael Terry, a former Homestake Geologic Researcher, to continue the research begun through the Company’s first consulting agreement with Dr. Terry entered into on January 31, 2014.  The new one-year agreement provides for compensation of 100,000 restricted shares of fully-earned Company common stock upon execution of the agreement and cash consideration in the amount of $1,500 per month, plus approved expenses.

On June 15, 2015, the Company executed a 5% convertible note of $100,000 that comes due December 15, 2015.  The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price of the lowest bid price less fifty (50%) percent during previous 5 days trading before the conversion date.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  March 31, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of March 31, 2015, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	Director, President and Chief Executive Officer	60	September 2005
Gerald Aberle	Director, Vice President & Chief Operating Officer	56	February 2012
Tony Kamin	Director	55	July 2013
Wm. Chris Mathers	Chief Financial Officer	56	March 2013

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

Mr. Gerald Aberle

Mr. Aberle graduated in 1980 from South Dakota School of Mines and Technology with a bachelor of science degree in mining engineering. He has over 30 years of experience in the minerals industry, including 22 years with Homestake Mining Company at the Homestake gold mine in Lead, S.D. Mr. Aberle's mining background includes extensive engineering, operations management and project management experience. Over the past 15 years, Mr. Aberle has consulted in the mining, underground construction and minerals exploration business for clients including Homestake Mining Co., Barrick Gold Corp., the State of South Dakota and the University of Washington in connection with the planning and development of the National Science Foundation's national deep underground science and engineering laboratory.  Over the past 6 years, Mr. Aberle has held numerous corporate management positions in the junior exploration business.  Mr. Aberle also has more than 19 years of private business experience in the United States, primarily in the land development and construction industries.

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

As of March 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Item 11.  Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at March 31, 2015 named executive officers.  “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Richard Bachman, President and CEO Gerald Aberle Vice President and COO Wm Chris Mathers, CFO	2015 2014 2013 2015 2014 2013 2015 2014 2013	120,000 120,000 120,000 108,000 108,000 108,000 36,000 20,000 1,000	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- --	140,000(2) -- -- 140,000(2) -- -- 21,000(3) 140,000(1) --	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- --	260,000 120,000 120,000 248,000 108,000 108,000 57,000 160,000 1,000

(1)

Represents a five-year option to purchase up to 1,000,000 shares of common stock at a price of $0.14 per share.

(2)

Represents a ten-year option to purchase up to 2,000,000 shares of common stock at a price of $0.08 per share.

(3)

Represents a ten-year option to purchase up to 300,000 shares of common stock at a price of $0.08 per share.

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

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2015, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.  We do not currently have a compensation committee.

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

In this regard, during the fiscal year ended March 31, 2015, the Board authorize the issuance of 4,300,000 stock option awards to its three Executive Officers.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options held by the Company’s Named Executive Officers as of March 31 2015. No stock appreciation rights were awarded.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Richard Bachman Chief Executive Officer	2,000,000	--	--	$0.08	1/25/25
Gerald Aberle Vice President and COO	2,000,000	--	--	$0.08	1/25/25
Wm. Chris Mathers Chief Financial Officer	1,000,000	--	--	$0.14	3/19/18
	300,000	--	--	$0.08	1/25/25

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2015.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 8, 2015, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group. As of July 8, 2015, there were 53,738,216 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	17,163,368 (2)	31.94%
Gerald Aberle c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	17,000,000(3)	31.63%
Tony Kamin 619 Bluff Street Glencoe, IL 60022	3,650,000 (4)	6.79%
Wm. Chris Mathers 1715 Church St. Galveston, TX 77550	1,450,000 (5)	2.70%
All Directors and Officers as a Group	39,263,368	73.06%

(1)

Based on 53,738,216 shares of common stock issued and outstanding as of July 8, 2015.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Consists of (i) 15,121,968 shares of common stock held in the name of Richard Bachman, (ii) 41,400 shares of common stock held in an S-Corporate controlled by Richard Bachman, and (iii) a ten year option to purchase 2,000,000 shares of common stock at an exercise price of $0.08 per share.

(3)

Consists of (i) 15,000,000 shares of common stock, and (ii) a ten year option to purchase 2,000,000 shares of common stock at an exercise price of $0.08 per share.

(4)

Mr. Kamin (i) indirectly owns 550,000 shares through RLR Services Partnership, over which he has voting and investment power, (ii) indirectly owns 2,250,000 shares through Composite Resources, LLC over which he has voting and investment power, (iii) indirectly owns 250,000 shares owned by Alpha Nexus Partners over which he has voting and investment power, and (iv) a ten year option to purchase 600,000 shares of common stock at an exercise price of $0.08 per share.

(5)

Consists of (i) 150,000 shares of common stock and (ii) a five year option to purchase 1,000,000 shares of common stock at an exercise price of $0.14 per share, and (iii) a ten year option to purchase 300,000 shares of common stock at an exercise price of $0.08 per share.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Issuance of stock and consulting arrangements

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579.  This amount was recorded to additional paid in capital. During the twelve months ended March 31, 2015, we incurred approximately $120,000 in management fees and rent from Minera Teles Pires Inc. As of March 31, 2015, we owed Minera Teles Pires approximately $247,000 for management fees and out of pocket expenses.

In March 2013, the Company memorialized and restructured a debt obligation owed to International Mineral Resources Ltd., an affiliate of Mr. Bachman, in the amount of $265,000, extending the maturity date to March 2016, with certain pre-payment obligations in the amount of 10% of gross proceeds from any financing exceeding $500,000.  This obligations bear interest at a rate of 4% per annum.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the twelve months ended March 31, 2015, we incurred approximately $108,000 in consulting fees from Jerikodie, Inc.  As of March 31, 2015, we owed Jerikodie, Inc. approximately $183,000 for consulting fees and out of pocket expenses.

The Company and Mr. Mathers, in connection with his appointment as Chief Financial Officer, entered into a consulting agreement whereby the Company agreed to compensate Mr. Mathers with 100,000 shares of Common Stock issued and a five-year option to purchase 1,000,000 shares of Common Stock at an exercise price of 0.14 per share.  As of the date hereof, all options have vested.  The Company also agreed to pay to Mr. Mathers cash consideration in the amount of $1,000 per month, increasing to $2,000 per month on September 1, 2013, and to $3,000 per month on March 1, 2014.  In January 2013, Mr. Mathers purchased 50,000 shares of Common Stock for $5,000.

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

On April 28, 2014 the Company entered into a one-year consulting agreement with The Barrett Edge, Inc. (“Barrett”) to provide strategic advisory services and to provide the Company introductions to potential institutional investors.  Barrett will be paid $3,000 per month and paid quarterly through the term of the agreement and will receive a total of $8,000 per month in common stock of the Company, paid quarterly, for the term of the agreement.  As at March 31, 2015, 815,840 shares were issued as per the terms of the agreement.

Director Independence

Our board of directors has determined that none of our present board members are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended March 31, 2015 and 2014, the aggregate fees billed by our independent accountants, LBB & Associates Ltd., LLP,  for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended March 31, 2015	Fiscal year ended March 31, 2014
Audit fees	$30,000	$34,500
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

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
Dated: July 13, 2015

/s/ Gerald Aberle
By: Gerald Aberle
Vice President, Director
(Chief Operating Officer)
Dated: July 13, 2015

/s/ Tony Kamin
By: Tony Kamin
Director
Dated: July 13, 2015

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers
(Chief Financial Officer and Principal Accounting Officer)
Dated: July 13, 2015