Form 10-Q
period 2015-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2015-11-10
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of issuer’s common stock outstanding at November 5, 2015: 53,738,216

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,918	$2,355
Prepaid expenses and other current assets	14,360	-
Total current assets	20,278	2,355

Other assets	15,000	15,430
Mineral properties	199,566	191,566

TOTAL ASSETS	$234,844	$209,351

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$421,531	$380,276
Accounts payable, related party	595,692	454,692
Line of credit	34,850	24,740
Notes payable	305,550	305,550
Note payable to related party	265,000	-
Convertible notes payable, net of discount of $15,263 and $0, respectively	184,737	100,000
Derivative liability	163,969	-
Total current liabilities	1,971,329	1,265,258
Note payable to related party	-	265,000
Total liabilities	1,971,329	1,530,258

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 53,738,216 shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	53,738	53,738
Additional paid-in capital	1,597,828	1,580,078
Accumulated deficit	(3,388,051)	(2,954,723)
Total shareholders' deficit	(1,736,485)	(1,320,907)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$234,844	$209,351

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

OPERATING EXPENSES
Depreciation and amortization	$-	$333	$-	$-
Exploration costs	22,220	24,876	21,920	24,876
General and administrative expenses	243,885	477,350	115,315	236,576

Total operating expenses	266,105	502,559	137,235	261,452

LOSS FROM OPERATIONS	(266,105)	(502,559)	(137,235)	(261,452)

OTHER INCOME (EXPENSE)
Derivative expense	(63,969)	-	(9,739)	-
Interest expense	(103,254)	(15,601)	(81,343)	(7,801)
Total other income (expense)	(167,223)	(15,601)	(91,082)	(7,801)

NET LOSS	$(433,328)	$(518,160)	$(228,317)	$(269,253)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	53,738,216	53,406,975	53,738,216	53,278,865

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months ended September 30,
	2015	2014
Net loss	$(433,328)	$(518,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	333
Shares issued for services	17,750	169,750
Derivative expense	63,969	-
Amortization of debt discount	84,737	-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(1,430)	(25,482)
Accounts payable & accrued liabilities	41,255	(30,317)
Accounts payable, related party	141,000	2,035
Net cash used in operating activities	(86,047)	(401,841)

Cash Flows From Investing Activities:
Issuance of note receivable to related party	(12,500)	-
Investment in mineral properties	(8,000)	(231)
Net cash used in investing activities	(20,500)	(231)

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible note payable	100,000	-
Proceeds from (repayments of) line of credit	10,110	(1,643)
Net cash provided by (used in) financing activities	110,110	(1,643)

Net change in cash	3,563	(403,715)
Cash and Cash Equivalents, Beginning of Period	2,355	456,329

Cash and Cash Equivalents, End of Period	$5,918	$52,614

Supplemental Disclosure of Noncash Transactions

Interest paid	$-	$-
Taxes paid	$-	$-
Debt discount on convertible note	$100,000	$-

	The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. On March 27, 2013, Minera Teles Pires, Inc. agreed to a re-structure of the amounts due under the agreement and agreed to forgive a total of $522,579. This amount was recorded to additional paid in capital. During the six months ended September 30, 2015, we incurred approximately $69,000 in management fees and rent from Minera Teles Pires Inc. As of September 30, 2015, we owed Minera Teles Pires approximately $316,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the six months ended September 30, 2015, we incurred approximately $54,000 in consulting fees from Jerikodie, Inc. As of September 30, 2015, we owed Jerikodie, Inc. approximately $237,000 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the six months ended September 30, 2015, we incurred $18,000 in compensation to Mr. Mathers.  As of September 30, 2015, we owed Mr. Mathers $43,000 for consulting fees.

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	September 30,	March 31,
	2015	2015

Capitalized costs	$199,566	$191,566
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$199,566	$191,566

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$41,067	$123,842
Dec 01, 2005	On demand	5% per annum	$18,800	$9,280	$28,080
Jan 06, 2006	On demand	5% per annum	$100,000	$48,798	$148,798
Jul 14, 2006	On demand	5% per annum	$103,975	$47,853	$151,828
Total			$305,550	$146,998	$452,548

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

As of September 30, 2015, the balance of the promissory note payable amounted to $570,550, of which $265,000 is due to related party on the balance sheet.

Note 5—Convertible Notes Payable

On August 14, 2008, we executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($36,181 as of September 30, 2015) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split). The conversion price shall be subject to adjustments. The minimum amount to be converted is $10,000. As of September 30, 2015, this note is outstanding.

On June 15, 2015, the Company executed a 5% convertible note of $100,000 that comes due December 15, 2015.  The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price of the lowest bid price less fifty (50%) percent during previous 5 days trading before the conversion date.  The Black-Scholes pricing model was used to estimate that fair value of the number of shares that the note could have been converted into at the note’s inception.  At the time of the note’s inception it was estimated that the note could have been converted into 1,862,197 shares of common stock.  Using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 234%, and an expected life of 6 months, we have determined these shares to have an approximate fair value of $162,000.  The company also recorded a derivative liability since the note may be converted into shares at a variable rate equal to the bid price less fifty percent during the previous 5 days trading before the conversion date.  The derivative liability recorded at the time of the note’s inception was approximately $162,500, derivative expense in the amount of approximately $62,500, and a debt discount in the amount of approximately $100,000.  On September 30, 2015, a change in the fair value of derivative liability was recorded in the amount of approximately $1,500 and a reduction in the debt discount of approximately $84,700.

Note 6—Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows us to borrow up to $47,500. The balance of this Line of Credit at September 30, 2015 was approximately $34,900.

Note 7 – Consulting Agreements

On June 3, 2015, the Company entered into a second one-year consulting agreement with Dr. Michael Terry, a former Homestake Geologic Researcher, to continue the research begun through the Company’s first consulting agreement with Dr. Terry entered into on January 31, 2014.  The new one-year agreement provides for compensation of 100,000 restricted shares of fully-earned Company common stock upon execution of the agreement and cash consideration in the amount of $1,500 per month, plus approved expenses.  We have determined these shares to have an approximate fair value of $9,000.  As of the date of this filing, these shares have not been issued.

Note 8—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

During the six months ended September 30, 2015, we were authorized to issue 25,000 shares of our restricted common stock, at $0.35 per share, to a consultant for services valued at $8,750.  As of the date of this filing, these shares have not been issued.

At September 30, 2015, the total issued and outstanding shares were 53,738,216.

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

Liquidity and Capital Resources

As of September 30, 2015, we had a working capital deficit of approximately $1,951,000 and our accumulated deficit as of September 30, 2015 was approximately $3,388,000.  We had a loss for the six months ended September 30, 2015 of approximately $433,000.

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

Results of Operations

Six months ended September 30, 2015 and 2014

We had no operating revenues for the six months ended September 30, 2015 and 2014. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $3,388,000 as of September 30, 2015.

Our general and administrative expenses for the six months ended September 30, 2015 were approximately $244,000. This amount includes non-cash stock compensation expenses of approximately $17,750 of stock compensation for consultants. The remaining general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the six months ended September 30, 2015 totaling approximately $266,000 and a net loss for the six months ended September 30, 2015 totaling approximately $433,000.  We accrued interest on notes payable totaling approximately $103,000 for the six months ended September 30, 2015. During the six months ended September 30, 2015, we recorded derivative expense of approximately $64,000 relating to the $100,000 convertible note issued in June 2015.

Three months ended September 30, 2015 and 2014

We had no operating revenues for the three months ended September 30, 2015 and 2014. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $3,388,000 as of September 30, 2015.

Our general and administrative expenses for the three months ended September 30, 2015 were approximately $115,000. General and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

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

We had losses from operations for the three months ended September 30, 2015 totaling approximately $137,000 and a net loss for the three months ended September 30, 2015 totaling approximately $228,000.  We accrued interest on notes payable totaling approximately $81,000 for the three months ended September 30, 2015. During the three months ended September 30, 2015 we recorded derivative expense of approximately $9,700 relating to the $100,000 convertible note issued in June 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2015, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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
Dated: November 10, 2015

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: November 10, 2015