Form 10-K
period 2016-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2016-06-29
CIK 1182737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

As of September 30, 2015 the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $1,720,267 based upon the closing sale price of the common stock as reported by the OTCQB.

As of June 29, 2016, there were outstanding 56,716,787 shares of common stock.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this annual report include, but are not limited to:

•

the progress, potential and uncertainties of our 2016-2017 exploration program  at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

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

PART I

Item 1.  Business

Corporate History

Dakota Territory Resource Corp. (the “Company”) was incorporated in the State of Nevada on February 6, 2002. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to Urex Energy Corp. On July 22, 2010 the Company changed its name from Urex Energy Corp to Mustang Geothermal Corp reflecting a change in business expanding into geothermal energy. In September 2012, the Company changed its name from Mustang Geothermal Corp to Dakota Territory Resource Corp, reflecting a change in business focused on the acquisition, exploration and development of gold properties and effected a 10:1 reverse common stock split.

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

In the fiscal year ended March 31, 2016, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities.  Costs in the fiscal year ended March 31, 2017 will increase due to our anticipated drilling activities at our Blind Gold Property.

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

On June 15, 2015, the Company executed a 5% convertible note in the amount of $100,000 that came due December 15, 2015.  The note provided for the conversion of all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price of the lowest bid price less fifty (50%) percent during previous 5 days trading before the conversion date.  On November 15, 2015, the holder of the note exercised the option to convert the note into 2,928,571 shares of our common stock at a price of $0.035 per share.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of approximately $529,000 for the year ended March 31, 2016, and cumulative losses of approximately $3,484,000 as of March 31, 2016. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to March 31, 2016, we have incurred aggregate losses of approximately $3,484,000. Our net loss for the year ended March 31, 2016 was approximately $529,000.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

The Homestake District is a favorable geologic gold setting with three unique gold deposit types that have yielded approximately 44.6 million ounces of gold production over the past 140 years, including Proterozoic-age Homestake iron-formation hosted gold deposits, Tertiary-age replacement gold deposits and Eo-Cambrian Homestake Paleoplacer gold deposits.

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

Item 4.  Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2016, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

Fiscal Year 2016	High	Low
Quarter ended March 31, 2016	$0.08	$0.05
Quarter ended December 31, 2015	$0.13	$0.06
Quarter ended September 30, 2015	$0.10	$0.07
Quarter ended June 30, 2015	$0.17	$0.09
Fiscal Year 2015	High	Low
Quarter ended March 31, 2015	$0.24	$0.06
Quarter ended December 31, 2014	$0.23	$0.06
Quarter ended September 30, 2014	$0.30	$0.14
Quarter ended June 30, 2014	$0.70	$0.22

The last bid price of our common stock on June 22, 2016 was $0.19 per share.

Holders

The approximate number of holders of record of our common stock as of June 22, 2016 was 45.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends.  We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended March 31, 2016, we did not effect any repurchase.

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

Recent Sales of Unregistered Securities During Fiscal 2016

Outside of the below recent sales of unregistered securities, all other sales of unregistered securities during the fiscal year ended March 31, 2016, were previously reported under our quarterly reports on Form 10-Q and current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
January 2016	Common Stock	2,928,571	Note holder	--	Note Conversion	4(2)
January 2016	Common Stock	50,000	Vendor	--	Services	4(2)

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

Current Plan of Operations

We plan on concentrating all exploration activities on our gold property in South Dakota. During fiscal year 2017, we will require additional new financing of approximately $2.0 million to carry out our planned exploration, none of which we have secured as of the date hereof.

Our planned exploration program will consist primarily of field and diamond drill programs.  Additionally, the budget and any use of proceeds covering any equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions and our general operating needs.

Table: Fiscal Year 2017 Proposed Exploration Expenditures ($000)
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

Liquidity and Capital Resources

As of March 31, 2016, we had a working capital deficit of approximately $1,882,000 and our accumulated deficit as of March 31, 2016 was approximately $3,484,000.  We had a loss for the year ended March 31, 2015 of approximately $529,000.

During our fiscal year ending March 31, 2017, we plan to spend approximately $897,000 for diamond drilling, $23,000 for field programs and $90,000 for assays, as well as approximately $691,000 for expenses related to exploration programs.  The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors.  We estimate that general and administrative expenses during fiscal year ending March 31, 2017 will be approximately $400,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Results of Operations

Fiscal years ended March 31, 2016 and 2015

General & Revenue

We had no operating revenues during the fiscal years ended March 31, 2016 and 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $3,484,000 as of March 31, 2016.

During the years ended March 31, 2016 and 2015 our exploration costs were minimal.

Our general and administrative expenses for the year ended March 31, 2016 were approximately $474,000 of which approximately $53,000 were for non-cash issuances of stock-based compensation to directors and consultants.  The remaining expenditures totaling approximately $421,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  For the year ended March 31, 2015 our general and administrative expenses totaled approximately $1,265,000. This amount includes non-cash expenses of approximately $738,000 of stock compensation for consultants and one of our executive officers. The remaining expenditures totaling approximately $527,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended March 31, 2016 and 2015 totaling approximately $496,000 and $1,292,000, respectively, and net losses for the fiscal years ended March 31, 2016 and 2015 totaling approximately $529,000 and $1,323,000, respectively. We incurred interest and debt discount expense from notes payable in the amounts of approximately $134,000 and $31,000 for each of the years ended March 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended March 31, 2016 and 2015, we did not have any Off-Balance Sheet Arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended March 31, 2016.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Dakota Territory Resource Corp

Reno, NV

We have audited the accompanying balance sheets of Dakota Territory Resource Corp (the “Company”) as of March 31, 2016 and 2015, and the related statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended March 31, 2016. Dakota Territory Resource Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Territory Resource Corp as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 29, 2016

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS

	March 31, 2016	March 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,551	$2,355
Note receivable from related party	12,500	-
Prepaid expenses and other current assets	8,927	-
Total current assets	36,978	2,355

Other assets	2,500	15,430
Mineral properties	199,566	191,566

TOTAL ASSETS	$239,044	$209,351

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$470,654	$380,276
Accounts payable, related party	736,692	454,692
Line of credit	40,766	24,740
Notes payable	305,550	305,550
Note payable to related party	265,000	-
Convertible notes payable, net of discount of $0 and $0, respectively	100,000	100,000
Total current liabilities	1,918,662	1,265,258
Note payable to related party	-	265,000
Total liabilities	1,918,662	1,530,258

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and March 31, 2015, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 56,716,787 and 53,738,216 shares issued and outstanding as of March 31, 2016 and March 31, 2015, respectively	56,717	53,738
Additional paid-in capital	1,747,886	1,580,078
Accumulated deficit	(3,484,221)	(2,954,723)
Total shareholders' deficit	(1,679,618)	(1,320,907)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$239,044	$209,351

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2016	2015

OPERATING EXPENSES
Depreciation and amortization	$-	$333
Exploration costs	22,220	26,999
General and administrative expenses	473,576	1,264,555

Total operating expenses	495,796	1,291,887

LOSS FROM OPERATIONS	(495,796)	(1,291,887)

OTHER INCOME (EXPENSE)
Derivative income (expense)	100,000	-
Interest expense	(133,702)	(31,201)
Total other income (expense)	(33,702)	(31,201)

NET LOSS	$(529,498)	$(1,323,088)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	54,354,805	53,319,567

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the years ended March 31, 2016 and 2015

	Preferred Stock		Common Stock
	10,000,000 shares authorized		300,000,000 shares authorized
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.001 per share	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
BALANCE, March 31, 2014	-	$-	52,747,376	$52,747	$843,569	$(1,631,635)	$(735,319)

Shares issued for services	-	-	990,840	991	238,509	-	239,500
Net loss	-	-	-	-	-	(1,323,088)	(1,323,088)
Issuance of stock options and warrants	-	-	-	-	498,000	-	498,000

BALANCE, March 31, 2015	-	-	53,738,216	53,738	1,580,078	(2,954,723)	(1,320,907)

Shares issued for cash	-	-	-	-	15,000	-	15,000
Shares issued for services	-	-	50,000	50	41,450	-	41,500
Shares issued for note conversion	-	-	2,928,571	2,929	99,571	-	102,500
Net loss	-	-	-	-	-	(529,498)	(529,498)
Issuance of stock options	-	-	-	-	11,787	-	11,787

BALANCE, March 31, 2016	-	$-	56,716,787	$56,717	$1,747,886	$(3,484,221)	$(1,679,618)

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2016	2015
Net loss	$(529,498)	$(1,323,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	333
Shares issued for services	53,287	737,500
Derivative income	(100,000)	-
Amortization of debt discount	100,000	-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	4,003	(12,221)
Accounts payable & accrued liabilities	92,878	30,330
Accounts payable, related party	282,000	116,613
Net cash used in operating activities	(97,330)	(450,533)

Cash Flows From Investing Activities:
Issuance of note receivable to related party	(12,500)	-
Investment in mineral properties	(8,000)	(231)
Net cash used in investing activities	(20,500)	(231)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	15,000	-
Proceeds from the issuance of convertible note payable	100,000	-
Proceeds from (repayments of) line of credit	16,026	(3,210)
Net cash provided by (used in) financing activities	131,026	(3,210)

Net change in cash	13,196	(453,974)
Cash and Cash Equivalents, Beginning of Period	2,355	456,329

Cash and Cash Equivalents, End of Period	$15,551	$2,355

Supplemental Disclosure of Cashflow Information
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities
Debt discount on convertible note	$100,000	$-
Common stock issued for conversion of note payable	$102,500	$-

	The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

Going Concern

These financial statements have been prepared assuming that we will continue as a going concern.  The Company has an accumulated deficit of approximately $3,484,000 since inception and, has yet to achieve profitable operations, and projects further losses in the development of its business.

At March 31, 2016, the Company had a working capital deficit of approximately $1,882,000.  Our  ability to  continue  as a going  concern is dependent  upon our ability to generate  profitable operations in the future and/or to obtain the necessary financing to meet our  obligations  and repay our  liabilities  arising from normal  business  operations  when they come due. These  financial statements  do not  include any  adjustments  to the  amounts and classification  of assets and  liabilities  that may be  necessary should we be unable to continue as a going  concern.  We anticipate that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available on terms acceptable to us.  The issuances of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. We may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Recent Accounting Pronouncements

Pronouncements between March 31, 2016 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3  Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  During the twelve months ended March 31, 2016 and 2015, we incurred approximately $138,000 in each year, in management fees and rent from Minera Teles Pires Inc. As of March 31, 2016 and 2015, we owed Minera Teles Pires approximately $385,000 and $247,000, respectively, for management fees and out of pocket expenses.

On June 29, 2015, our President and CEO borrowed $12,500, at 0% interest, from the Company.  The note was due in full 90 days from the date of issuance.  Mr. Bachman has deferred all compensation due him since January 1, 2015. This note remains outstanding as of March 31, 2016.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the twelve months ended March 31, 2016 and 2015, we incurred approximately $108,000 in each year, in consulting fees from Jerikodie, Inc.  As of March 31, 2016 and 2015, we owed Jerikodie, Inc. approximately $291,000 and $183,000, respectively, for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the twelve months ended March 31, 2016 and 2015, we incurred $36,000 in each year, in compensation to Mr. Mathers.  As of March 31, 2016 and 2015, we owed Mr. Mathers $61,000 and $25,000, respectively, for consulting fees.

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	March 31,	March 31,
	2016	2015

Capitalized costs	$199,566	$191,566
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$199,566	$191,566

Note 5  Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended March 31, 2016 and 2015:

	2016	2015

Loss before income taxes	$(529,498)	$(1,323,088)

Income tax benefit computed at statutory rates	$(180,000)	$(450,000)
Increase in valuation allowance	154,000	190,000
Temporary differences, stock compensation	18,000	251,000
Temporary differences, exploration costs	8,000	9,000
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability.  Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized.  Significant components of our deferred tax asset at March 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets (liability)
Net operating loss carryforwards	$2,700,000	$2,546,000
Net capital loss carryforwards	527,000	527,000
Less: valuation allowance	(3,227,000)	(3,073,000)
Net deferred tax assets	$-	$-

As a result of a change in control effective in September 2012, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carry forward in the approximate amount of $7,941,000 will begin to expire in 2026. We file income tax returns in the United States and in one state jurisdiction.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2016 or March 31, 2015.  The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions.  The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired.  The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 6  Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum.  They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 43,135	$ 125,910
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 9,750	$ 28,550
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 51,298	$ 151,298
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 50,264	$ 154,239
Total			$ 305,550	$ 154,447	$ 459,997

Notes Payable to Related Party

The Company had 11 notes payable to its President pursuant to advances which had historically been made by the President. The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum.  These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”).  In conjunction with this restructuring, the President forgave accrued interest totaling $57,817 (recorded as an equity transaction).  The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at March 27, 2016 and remains unpaid.

Note 7  Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($38,764 as of March 31, 2016) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of March 31, 2016, this note is outstanding.

On June 15, 2015, the Company executed a 5% convertible note in the amount of $100,000 that came due December 15, 2015.  The note provided for the conversion of all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price of the lowest bid price less fifty (50%) percent during previous 5 days trading before the conversion date.  The Black-Scholes pricing model was used to estimate that fair value of the number of shares that the note could have been converted into at the note’s inception.  At the time of the note’s inception it was estimated that the note could have been converted into 1,862,197 shares of common stock.  Using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 234%, and an expected life of 6 months, we have determined these shares to have an approximate fair value of $162,000.  The company also recorded a derivative liability since the note may be converted into shares at a variable rate equal to the bid price less fifty percent during the previous 5 days trading before the conversion date.  The derivative liability recorded at the time of the note’s inception was approximately $162,500, derivative expense in the amount of approximately $62,500, and a debt discount in the amount of approximately $100,000. On November 15, 2015, the holder of the note exercised the option to convert the note into 2,928,571 shares of our common stock at a price of $0.035 per share. The shares were issued on January 15, 2016.

Note 8  Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California.  The Line of Credit allows the Company to borrow up to $47,500.  The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand.  The balance on this Line of Credit at March 31, 2016 and 2015 was $40,766 and $ 24,740, respectively.

Note 9  Common Stock

On May 15, 2015, we issued 25,000 shares of our restricted common stock, at $0.35 per share, to a consultant for services valued at $8,750.

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

On December 1, 2015, we issued 25,000 shares of our restricted common stock, at $0.35 per share, to a consultant for services valued at $8,750.

On January 29, 2016, we issued 2,928,571 shares of our common stock, at $0.035 per share, for the conversion of outstanding note principal and accrued interest in the amount of $102,500.

On February 11, 2016, the Company entered into a six month consulting agreement with a consultant for consulting and business advisory services. The consulting agreement provides for compensation of 250,000 restricted shares of fully-earned Company common stock upon execution of the agreement and an option to purchase 250,000 shares of common stock at a price of $0.06 per share under a 5 year term. We have determined that the 250,000 common shares to have an approximate fair value of $15,000. As of the date of this filing, these shares have not been issued. The Black-Scholes pricing model was used to estimate the fair value of the 250,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 213%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $11,787.

On March 4, 2016, we received $15,000 from an investor for 250,000 shares of our common stock at a price of $0.06 per share.  As of the date of this filing, these shares have not been issued.

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

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718. A total of $35,000 was expensed for the year ended March 31, 2015 as stock based compensation.

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

At March 31, 2016, the total issued and outstanding shares were 56,716,787.

Note 10  Subsequent Events

On April 14, 2016, Director Tony Kamin resigned his position as a Director with the registrant. Mr. Kamin did not hold a position on any committee of the board of directors at the time of his resignation. Mr. Kamin’s decision to resign his position was not caused by a disagreement with the registrant on any matter relating to the registrant’s operations, policies or practices.

On April 19, 2016, we received $5,000 from an investor for the purchase of 50,000 shares of our common stock at $0.10 per share.

On May 12, 2016, our CEO repaid a loan made to him by the Company in the amount of $12,500.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  March 31, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of March 31, 2016, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	Director, President and Chief Executive Officer	61	September 2005
Gerald Aberle	Director, Vice President & Chief Operating Officer	57	February 2012
Wm. Chris Mathers	Chief Financial Officer	56	March 2013

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

As of March 31, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Item 11.  Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at March 31, 2016 named executive officers.  “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Richard Bachman, President and CEO	2016 2015 2014	120,000 120,000 120,000	-- -- --	-- -- --	-- 140,000(2) --	-- -- --	-- -- --	-- -- --	120,000 260,000 120,000
Gerald Aberle Vice President and COO	2016 2015 2014	108,000 108,000 108,000	-- -- --	-- -- --	-- 140,000(2) --	-- -- --	-- -- --	-- -- --	108,000 248,000 108,000
Wm Chris Mathers, CFO	2016 2015 2014	36,000 36,000 20,000	-- -- --	-- -- --	-- 21,000(3) 140,000(1)	-- -- --	-- -- --	-- -- --	36,000 57,000 160,000

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

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2016, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers.  We do not currently have a compensation committee.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options held by the Company’s Named Executive Officers as of March 31 2016. No stock appreciation rights were awarded.

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2016.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 29, 2016, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group. As of June 29, 2016, there were 56,716,787 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	17,163,368 (2)	30.26%
Gerald Aberle c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(3)	28.21%
Tony Kamin 619 Bluff Street Glencoe, IL 60022	3,650,000 (4)	6.44%
Wm. Chris Mathers 1124 24th St. Galveston, TX 77550	1,450,000 (5)	2.56%
All Directors and Officers as a Group	39,263,368	69.23%

(1)

Based on 56,716,787 shares of common stock issued and outstanding as of June 29, 2016.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Consists of (i) 15,121,968 shares of common stock held in the name of Richard Bachman, (ii) 41,400 shares of common stock held in an S-Corporate controlled by Richard Bachman, and (iii) a ten year option to purchase 2,000,000 shares of common stock at an exercise price of $0.08 per share.

(3)

Consists of (i) 14,000,000 shares of common stock, and (ii) a ten year option to purchase 2,000,000 shares of common stock at an exercise price of $0.08 per share.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Issuance of stock and consulting arrangements

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company.  The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us.  Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses.  During the twelve months ended March 31, 2016, we incurred approximately $138,000 in management fees and rent from Minera Teles Pires Inc. As of March 31, 2016, we owed Minera Teles Pires approximately $385,000 for management fees and out of pocket expenses.

In March 2013, the Company memorialized and restructured a debt obligation owed to International Mineral Resources Ltd., an affiliate of Mr. Bachman, in the amount of $265,000, extending the maturity date to March 2016, with certain pre-payment obligations in the amount of 10% of gross proceeds from any financing exceeding $500,000.  This obligations bear interest at a rate of 4% per annum.  This note is now due and payable.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company.  The agreement provides a fixed fee of $9,000 per month plus approved expenses.  During the twelve months ended March 31, 2016, we incurred approximately $108,000 in consulting fees from Jerikodie, Inc.  As of March 31, 2016, we owed Jerikodie, Inc. approximately $291,000 for consulting fees and out of pocket expenses.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended March 31, 2016 and 2015, the aggregate fees billed by our independent accountants, LBB & Associates Ltd., LLP,  for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended March 31, 2016	Fiscal year ended March 31, 2015
Audit fees	$29,450	$30,000
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

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
Dated: June 29, 2016

/s/ Gerald Aberle
By: Gerald Aberle
Vice President, Director
(Chief Operating Officer)
Dated: June 29, 2016

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers
(Chief Financial Officer and Principal Accounting Officer)
Dated: June 29, 2016