Form 10-Q
period 2016-06-30
DAKOTA TERRITORY RESOURCE CORP
filed 2016-08-09
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of issuer’s common stock outstanding at August 5, 2016: 57,066,787

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,110	$15,551
Note receivable from related party	-	12,500
Prepaid expenses and other current assets	6,625	8,927
Total current assets	21,735	36,978

Other assets	2,500	2,500
Mineral properties	199,566	199,566

TOTAL ASSETS	$223,801	$239,044

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$501,312	$470,654
Accounts payable, related party	807,242	736,692
Line of credit	39,546	40,766
Notes payable	305,550	305,550
Note payable to related party	265,000	265,000
Convertible notes payable, net of discount of $0 and $0, respectively	100,000	100,000
Total current and total liabilities	2,018,650	1,918,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and March 31, 2016, respectively	-	-

Common stock, par value $0.001; 300,000,000 shares authorized, 56,816,787 and 56,716,787 shares issued and outstanding as of June 30, 2016 and March 31, 2016, respectively	56,817	56,717

Additional paid-in capital	1,752,786	1,747,886
Accumulated deficit	(3,604,452)	(3,484,221)
Total shareholders' deficit	(1,794,849)	(1,679,618)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$223,801	$239,044

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2016	2015

OPERATING EXPENSES
Depreciation and amortization	$-	$-
Exploration costs	-	300
General and administrative expenses	112,431	128,570

Total operating expenses	112,431	128,870

LOSS FROM OPERATIONS	(112,431)	(128,870)

OTHER INCOME (EXPENSE)
Derivative income (expense)	-	(54,230)
Interest expense	(7,800)	(21,911)
Total other income (expense)	(7,800)	(76,141)

NET LOSS	$(120,231)	$(205,011)

Net loss per share:
Basic and diluted net loss per share$	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	56,726,677	53,738,216

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months ended June 30,
	2016	2015
Net loss	$(120,231)	$(205,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	17,750
Derivative expense	-	54,230
Amortization of debt discount	-	13,694
Changes in current assets and current liabilities:
Prepaid expenses and other assets	2,302	(17,363)
Accounts payable & accrued liabilities	30,658	39,220
Accounts payable, related party	70,550	61,500
Net cash used in operating activities	(16,721)	(35,980)

Cash Flows From Investing Activities:
Repayment (Issuance) of note receivable to related party	12,500	(12,500)
Investment in mineral properties	-	(8,000)
Net cash provided by (used in) investing activities	12,500	(20,500)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	5,000	-
Proceeds from the issuance of convertible note payable	-	100,000
Proceeds from (repayments of) line of credit	(1,220)	10,602
Net cash provided by (used in) financing activities	3,780	110,602

Net change in cash	(441)	54,122
Cash and Cash Equivalents, Beginning of Period	15,551	2,355

Cash and Cash Equivalents, End of Period	$15,110	$56,477

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Dakota Territory Resource Corp. (“we”, “us”, “our”, the “Company”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended March 31, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2016 as reported in our annual report on Form 10-K, have been omitted.

The Company’s absence of revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the three months ended June 30, 2016, we incurred approximately $34,500 in management fees and rent from Minera Teles Pires Inc. As of June 30, 2016, we owed Minera Teles Pires approximately $419,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the three months ended June 30, 2016, we incurred approximately $27,000 in consulting fees from Jerikodie, Inc. As of June 30, 2016, we owed Jerikodie, Inc. approximately $318,000 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the three months ended June 30, 2016, we incurred $9,000 in compensation to Mr. Mathers.  As of June 30, 2016, we owed Mr. Mathers $70,000 for consulting fees.

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	June 30,	March 31,
	2016	2016

Capitalized costs	$199,566	$199,566
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$199,566	$199,566

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$42,952	$125,727
Dec 01, 2005	On demand	5% per annum	$18,800	$9,755	$28,555
Jan 06, 2006	On demand	5% per annum	$100,000	$51,891	$151,891
Jul 14, 2006	On demand	5% per annum	$103,975	$53,953	$157,928
Total			$305,550	$158,551	$464,101

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

As of June 30, 2016, the balance of the promissory note payable amounted to $570,550, of which $265,000 is due to related party on the balance sheet.

Note 5—Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($56,298 as of June 30, 2016) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share ($20.00 per share after adjustment due to 1 for 200 reverse stock split; $200 per share after a further adjustment due to a 1 for 10 reverse stock split).  The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of June 30, 2016, this note is outstanding.

Note 6—Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows us to borrow up to $47,500. The balance of this Line of Credit at June 30, 2016 was approximately $39,500.

Note 7—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

During the first quarter 2017, we received $5,000 from an investor for 50,000 shares of our common stock at a price of $0.10 per share.  As of the date of this filing these shares have not been issued.

During the first quarter 2017, we issued 100,000 shares of our common stock for consulting services.

At June 30, 2016, the total issued and outstanding shares were 56,816,787.

Note 8—Subsequent Events

On July 29, 2016, we issued 250,000 shares of our common stock, priced at $0.06 per share, to an investor under a subscription agreement dated March 4, 2016.

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

Liquidity and Capital Resources

As of June 30, 2016, we had a working capital deficit of approximately $1,997,000 and our accumulated deficit as of June 30, 2016 was approximately $3,604,000.  We had a loss for the three months ended June 30, 2016 of approximately $120,000.

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

Results of Operations

Three months ended June 30, 2016 and 2015

We had no operating revenues for the three months ended June 30, 2016 and 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $3,604,000 as of June 30, 2016.

Our general and administrative expenses for the three months ended June 30, 2016 were approximately $112,000. This amount was primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  We did not incur any exploration expenses for the three months ended June 30, 2016.

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

We had losses from operations for the three months ended June 30, 2016 totaling approximately $112,000 and a net loss for the three months ended June 30, 2016 totaling approximately $120,000.  We accrued interest on notes payable totaling approximately $7,800 for the three months ended June 30, 2016. During the three months ended June 30, 2015 we had losses from operations totaling approximately $129,000 and a net loss of approximately $205,000.  For the three months ended June 30, 2015 we recorded derivative expense of approximately $54,000 relating to the $100,000 convertible note issued in June 2015 and accrued interest expense on notes payable totaling approximately $22,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2016 as filed with the Commission on June 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2016, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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
Dated: August 9, 2016

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: August 9, 2016