Form 10-Q
period 2016-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2016-11-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of issuer’s common stock outstanding at November 7, 2016: 57,066,787

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(Unaudited)

	September 30, 2016	March 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,301	$15,551
Note receivable from related party	-	12,500
Prepaid expenses and other current assets	4,750	8,927
Total current assets	6,051	36,978

Other assets	2,500	2,500
Mineral properties	199,566	199,566

TOTAL ASSETS	$208,117	$239,044

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$503,118	$470,654
Accounts payable, related party	877,742	736,692
Line of credit	39,128	40,766
Notes payable	305,550	305,550
Note payable to related party	290,000	265,000
Convertible notes payable	100,000	100,000
Total current liabilities	2,115,538	1,918,662
Total liabilities	2,115,538	1,918,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 57,066,787 and 56,716,787 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	57,067	56,717
Additional paid-in capital	1,752,536	1,747,886
Accumulated deficit	(3,717,024)	(3,484,221)
Total shareholders' deficit	(1,907,421)	(1,679,618)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$208,117	$239,044

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months ended September 30,		Three Months ended September 30,
	2016	2015	2016	2015
OPERATING EXPENSES
Exploration costs	$21,855	$22,220	$21,855	$21,920
General and administrative expenses	195,347	243,885	82,916	115,315

Total operating expenses	217,202	266,105	104,771	137,235

LOSS FROM OPERATIONS	(217,202)	(266,105)	(104,771)	(137,235)

OTHER INCOME (EXPENSE)
Derivative income (expense)	-	(63,969)	-	(9,739)
Interest expense	(15,601)	(103,254)	(7,801)	(81,343)
Total other income (expense)	(15,601)	(167,223)	(7,801)	(91,082)

NET LOSS	$(232,803)	$(433,328)	$(112,572)	$(228,317)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	56,858,044	53,738,216	56,987,983	53,738,216

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended September 30,
	2016	2015
Net loss	$(232,803)	$(433,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	17,750
Derivative expense	-	63,969
Amortization of debt discount	-	84,737
Changes in current assets and current liabilities:
Prepaid expenses and other assets	4,177	(1,430)
Accounts payable & accrued liabilities	32,464	41,255
Accounts payable, related party	141,050	141,000
Net cash used in operating activities	(55,112)	(86,047)

Cash Flows From Investing Activities:
Repayment (Issuance) of note receivable to related party	12,500	(12,500)
Investment in mineral properties	-	(8,000)
Net cash provided by (used in) investing activities	12,500	(20,500)

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	25,000	-
Proceeds from the issuance of common stock	5,000	-
Proceeds from the issuance of convertible note payable	-	100,000
Proceeds from (repayments of) line of credit	(1,638)	10,110
Net cash provided by financing activities	28,362	110,110

Net change in cash	(14,250)	3,563
Cash and Cash Equivalents, Beginning of Period	15,551	2,355

Cash and Cash Equivalents, End of Period	$1,301	$5,918

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities

Debt discount on convertible note	$-	$100,000

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month which has been deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the six months ended September 30, 2016, we incurred approximately $69,000 in management fees and rent from Minera Teles Pires Inc. As of September 30, 2016, we owed Minera Teles Pires approximately $453,600 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the six months ended September 30, 2016, we incurred approximately $54,000 in consulting fees from Jerikodie, Inc. As of September 30, 2016, we owed Jerikodie, Inc. approximately $345,100 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the six months ended September 30, 2016, we incurred $18,000 in compensation to Mr. Mathers.  As of September 30, 2016, we owed Mr. Mathers $79,000 for consulting fees.

On August 26, 2016 the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses.  The note bears annual interest of 3% and is due and payable October 26, 2016.  This loan remains outstanding as of the date of this filing.

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota.  Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s.   The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement. The Company has an option to purchase the mineral property for $120,000. The annual lease payments are capitalized as part of the mineral property.

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	September 30,	March 31,
	2016	2016

Capitalized costs	$199,566	$199,566
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$199,566	$199,566

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$43,995	$126,770
Dec 01, 2005	On demand	5% per annum	$18,800	$9,992	$28,792
Jan 06, 2006	On demand	5% per annum	$100,000	$53,150	$153,150
Jul 14, 2006	On demand	5% per annum	$103,975	$55,264	$159,239
Total			$305,550	$162,401	$467,951

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

On August 26, 2016 the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses.  The note bears annual interest of 3% and is due and payable October 26, 2016.  This loan remains outstanding as of the date of this filing.

As of September 30, 2016, the balance of the promissory note payable amounted to $595,550, of which $290,000 is due to related party on the balance sheet.

Note 5—Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($41,319 as of September 30, 2016) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. The conversion price shall be subject to adjustments. The minimum amount to be converted is $10,000. The embedded derivative feature is subject to fair value accounting at each financial statement date until settled. As of September 30, 2016, the fair value of the embedded derivative liability was immaterial. As of September 30, 2016, this note is outstanding.

On June 15, 2015, the Company executed a 5% convertible note in the amount of $100,000 that came due December 15, 2015.  The note provided for the conversion of all or any part of the principal plus any unpaid accrued interest thereof into common stock of the Company at a conversion price of the lowest bid price less fifty (50%) percent during previous 5 days trading before the conversion date.  The Company recorded a derivative liability since the note may be converted into shares at a variable rate.  The derivative liability recorded at the time of the note’s inception was approximately $162,500 and a debt discount in the amount of approximately $100,000. During the six months ended September 30, 2015, the Company recorded derivative expense of approximately $64,000. On November 15, 2015, the holder of the note exercised the option to convert the note into 2,928,571 shares of our common stock at a price of $0.035 per share. The shares were issued on January 15, 2016.

Note 6—Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows us to borrow up to $47,500. The balance of this Line of Credit at September 30, 2016 was approximately $39,000.

Note 7—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

During the first quarter 2017, we received $5,000 from an investor for 50,000 shares of our common stock at a price of $0.10 per share.

During the first quarter 2017, we issued 100,000 shares of our common stock for consulting services for services performed in the previous fiscal year.

On July 29, 2016, we issued 250,000 shares of our common stock, priced at $0.06 per share, to an investor under a subscription agreement dated March 4, 2016.

At September 30, 2016, the total issued and outstanding shares were 57,066,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended September 30, 2016 is as follows:

	Options	Price Range
Outstanding March 31, 2016	7,350,000	$0.06 – 0.14
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding September 30, 2016	7,350,000	0.06 – 0.14
Exercisable September 30, 2016	7,350,000	$0.06 – 0.14

A summary of the Company's stock warrant activity and related information for the period ended September 30, 2016 is as follows:

	Warrants	Price Range
Outstanding March 31, 2016	1,000,000	$0.23
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding September 30, 2016	1,000,000	0.23
Exercisable September 30, 2016	1,000,000	$0.23

Note 8—Subsequent Events

On October 13, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing corporate expenses.  The note bears annual interest of 3% and is due and payable December 14, 2016.

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

Our estimated working capital requirements and projected operating expenses for the next twelve-month period total approximately $2.0 million. Our estimated working capital requirements and projected operating expenses does not include any future debt obligations that may arise and payments to our consultants. Our current working capital will not be sufficient to cover our estimated capital requirements during the next twelve-month period; we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth.  We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

As of September 30, 2016, we had a working capital deficit of approximately $2,109,000 and our accumulated deficit as of September 30, 2016 was approximately $3,717,000.  We had a loss for the six months ended September 30, 2016 of approximately $233,000.

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

Results of Operations

Six months ended September 30, 2016 and 2015

We had no operating revenues for the six months ended September 30, 2016 and 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $3,717,000 as of September 30, 2016.

Our exploration costs were approximately $22,000 and our general and administrative expenses for the six months ended September 30, 2016 were approximately $195,000. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

Our exploration costs were approximately $22,000 and our general and administrative expenses for the six months ended September 30, 2015 were approximately $244,000. This amount includes non-cash stock compensation expenses of $17,750 of stock compensation for consultants. The remaining general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended September 30, 2016 totaling approximately $217,000 and a net loss for the six months ended September 30, 2016 totaling approximately $233,000.  We accrued interest on notes payable totaling approximately $16,000 for the six months ended September 30, 2016. During the six months ended September 30, 2015, we recorded derivative expense of approximately $64,000 relating to a $100,000 convertible note issued in June 2015. We did not have any derivative liabilities as of September 30, 2016, thus no derivative expense was recorded during the six months ended September 30, 2016.

Three months ended September 30, 2016 and 2015

We had no operating revenues for the three months ended September 30, 2016 and 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $3,717,000 as of September 30, 2016.

Our exploration costs were approximately $22,000 and our general and administrative expenses for the three months ended September 30, 2016 were approximately $83,000.  Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

Our exploration costs were approximately $22,000 and our general and administrative expenses for the three months ended September 30, 2015 were approximately $115,000 general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended September 30, 2016 totaling approximately $105,000 and a net loss for the three months ended September 30, 2016 totaling approximately $113,000.  We accrued interest on notes payable totaling $7,800 for the three months ended September 30, 2016. During the three months ended September 30, 2015 we recorded derivative expense of approximately $9,700 relating to a $100,000 convertible note issued in June 2015. We did not have any derivative liabilities as of September 30, 2016, thus no derivative expense was recorded during the three months ended September 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2016, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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
Dated: November 14, 2016

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: November 14, 2016