Form 10-Q
period 2016-12-31
DAKOTA TERRITORY RESOURCE CORP
filed 2017-02-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Number of shares of issuer’s common stock outstanding at February 14, 2017: 57,066,787

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$87,696	$15,551
Note receivable from related party	-	12,500
Prepaid expenses and other current assets	7,000	8,927
Total current assets	94,696	36,978

Other assets	2,500	2,500
Mineral properties	207,566	199,566

TOTAL ASSETS	$304,762	$239,044

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$501,479	$470,654
Accounts payable, related party	948,242	736,692
Line of credit	37,365	40,766
Notes payable	305,550	305,550
Note payable to related party	320,000	265,000
Convertible notes payable, net of discount of $0 and $0, respectively	100,000	100,000
Total current liabilities	2,212,636	1,918,662
Total liabilities	2,212,636	1,918,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	-	-

Common stock, par value $0.001; 300,000,000 shares authorized, 57,066,787and 56,716,787 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	57,067	56,717

Additional paid-in capital	1,857,536	1,747,886
Accumulated deficit	(3,822,477)	(3,484,221)
Total shareholders' deficit	(1,907,874)	(1,679,618)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$304,762	$239,044

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015

OPERATING EXPENSES
Depreciation and amortization	$-	$-	$-	$-
Exploration costs	21,855	22,220	-	-
General and administrative expenses	281,105	337,376	85,758	93,491

Total operating expenses	302,960	359,596	85,758	93,491

LOSS FROM OPERATIONS	(302,960)	(359,596)	(85,758)	(93,491)

OTHER INCOME (EXPENSE)
Derivative income (expense)	-	(5,669)	-	58,300
Interest expense	(35,296)	(128,402)	(19,695)	(25,147)
Total other income (expense)	(35,296)	(134,071)	(19,695)	33,153

NET LOSS	$(338,256)	$(493,667)	$(105,453)	$(60,338)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	57,207,332	53,738,216	57,066,787	53,738,216

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended December 31,
	2016	2015
Net loss	$(338,256)	$(493,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	26,500
Derivative expense	-	5,669
Amortization of debt discount	-	100,000
Changes in current assets and current liabilities:
Prepaid expenses and other assets	1,927	(4,270)
Accounts payable & accrued liabilities	30,825	65,275
Accounts payable, related party	211,550	211,499
Net cash used in operating activities	(93,954)	(88,994)

Cash Flows From Investing Activities:
Note receivable to related party	12,500	(12,500)
Investment in mineral properties	(8,000)	(8,000)
Net cash provided by (used in) investing activities	4,500	(20,500)

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	55,000	-
Proceeds from the issuance of common stock	110,000	-
Proceeds from the issuance of convertible note payable	-	100,000
Proceeds from (repayments of) line of credit	(3,401)	9,268
Net cash provided by financing activities	161,599	109,268

Net change in cash and cash equivalents	72,145	(226)
Cash and Cash Equivalents, Beginning of Period	15,551	2,355

Cash and Cash Equivalents, End of Period	$87,696	$2,129

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities

Debt discount on convertible note	$-	$100,000

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month which has been deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the nine months ended December 31, 2016, we incurred approximately $103,500 in management fees and rent from Minera Teles Pires Inc. As of December 31, 2016, we owed Minera Teles Pires approximately $488,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the nine months ended December 31, 2016, we incurred approximately $81,000 in consulting fees from Jerikodie, Inc. As of December 31, 2016 owed Jerikodie, Inc. approximately $372,000 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the nine months ended December 31, 2016, we incurred $27,000 in compensation to Mr. Mathers.  As of December 31, 2016, we owed Mr. Mathers $88,000 for consulting fees.

On August 26, 2016 the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses.  The note bears annual interest of 3% and was due and payable on October 26, 2016.  This loan remains outstanding as of the date of this filing.

On October 13, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing corporate expenses.  The note bears annual interest of 3% and was due and payable on December 14, 2016.  The loan remains outstanding as of the date of this filing.

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	December 31,	March 31,
	2016	2016

Capitalized costs	$207,566	$199,566
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$207,566	$199,566

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$48,134	$130,909
Dec 01, 2005	On demand	5% per annum	$18,800	$10,932	$29,732
Jan 06, 2006	On demand	5% per annum	$100,000	$58,150	$158,150
Jul 14, 2006	On demand	5% per annum	$103,975	$60,463	$164,438
Total			$305,550	$177,679	$483,229

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

On August 26, 2016 the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses.  The note bears annual interest of 3% and was due and payable on October 26, 2016.  This loan remains outstanding as of the date of this filing.

On October 13, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing corporate expenses.  The note bears annual interest of 3% and was due and payable on December 14, 2016.  The loan remains outstanding as of the date of this filing.

As of December 31, 2016, the balance of the promissory note payable amounted to $625,550, of which $320,000 is due to related party on the balance sheet.

Note 5—Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010.  The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($42,597 as of December 31, 2016) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. The conversion price shall be subject to adjustments.  The minimum amount to be converted is $10,000.  As of December 31, 2016, this note is outstanding.

Note 6—Line of Credit

We executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows us to borrow up to $47,500. The balance of this Line of Credit at December 31, 2016 was approximately $37,000.

Note 7—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

During the first quarter fiscal 2017, we received $5,000 from an investor for 50,000 shares of our common stock at a price of $0.10 per share.

During the first quarter fiscal 2017, we issued 100,000 shares of our common stock for consulting services performed in the previous fiscal year.

On July 29, 2016, we issued 250,000 shares of our common stock, priced at $0.06 per share, as settlement for a subscription agreement dated March 4, 2016.

During the third quarter fiscal 2017, we received $105,000 from an investor for 1,500,000 shares of our common stock at a price of $0.001 per share.  We also issued warrants to purchase 1,500,000 shares of common stock at a price of $0.11 per share under a 6 month term. We have determined that the 1,500,000 common stock warrants have an approximate fair value of $43,500. The Black-Scholes pricing model was used to estimate the fair value of the 1,500,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 209%, and an expected life of 6 months. As of the date of this filing, these shares have not yet been issued.

At December 31, 2016, the total issued and outstanding shares were 57,066,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended December 31, 2016 is as follows:

	Options	Price Range
Outstanding March 31, 2016	7,350,000	$0.06 – 0.14
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding December 31, 2016	7,350,000	0.06 – 0.14
Exercisable December 31, 2016	7,350,000	$0.06 – 0.14

A summary of the Company's stock warrant activity and related information for the period ended December 31, 2016 is as follows:

	Warrants	Price Range
Outstanding March 31, 2016	1,000,000	$0.23
Granted	1,500,000	0.11
Cancelled/Expired	(1,000,000)	-
Exercised	-	-
Outstanding December 31, 2016	1,500,000	0.11
Exercisable December 31, 2016	1,500,000	$0.11

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

Liquidity and Capital Resources

As of December 31, 2016, we had a working capital deficit of approximately $2,118,000 and our accumulated deficit as of December 31, 2016 was approximately $3,822,000.  We had a loss for the nine months ended December 31, 2016 of approximately $338,000.

During our fiscal year ending March 31, 2017, we had planned to spend approximately $897,000 for diamond drilling, $23,000 for field programs and $90,000 for assays, as well as approximately $691,000 for expenses related to exploration programs.  The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors and our ability to secure funding.  We estimate that general and administrative expenses during fiscal year ending March 31, 2017 will be approximately $400,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Results of Operations

Nine months ended December 31, 2016 and 2015

We had no operating revenues for the nine months ended December 31, 2016 and 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $3,822,000 as of December 31, 2016.

Our exploration costs were approximately $22,000 and our general and administrative expenses for the nine months ended December 31, 2016 were approximately $281,000. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

Our exploration costs were approximately $22,000 and our general and administrative expenses for the nine months ended December 31, 2015 were approximately $337,000. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended December 31, 2016 totaling approximately $303,000 and a net loss for the nine months ended December 31, 2016 totaling approximately $338,000.  We accrued interest on notes payable totaling approximately $35,000 for the nine months ended December 31, 2016. We accrued interest on notes payable totaling approximately $128,000 for the nine months ended December 31, 2015. During the nine months ended December 31, 2015, we recorded derivative expense of approximately $6,000 relating to the $100,000 convertible note issued in June 2015.

Three months ended December 31, 2016 and 2015

We had no operating revenues for the three months ended December 31, 2016 and 2015. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $3,822,000 as of December 31, 2016.

Our general and administrative expenses for the three months ended December 31, 2016 were approximately $86,000.  Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

Our general and administrative expenses for the three months ended December 31, 2015 were approximately $93,000 general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended December 31, 2016 totaling approximately $86,000 and a net loss for the three months ended December 31, 2016 totaling approximately $105,000.  We accrued interest on notes payable totaling $19,700 for the three months ended December 31, 2016. We accrued interest on notes payable totaling approximately $25,000 for the three months ended December 31, 2015. During the three months ended December 31, 2015 we recorded derivative income of approximately $58,300 relating to the $100,000 convertible note issued in June 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended December 31, 2016, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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
Dated: February 14, 2017

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: February 14, 2017