Form 10-K
period 2017-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2017-06-29
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

As of September 30, 2016 the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $1,272,067 based upon the closing sale price of the common stock as reported by the OTCQB.

As of June 28, 2017, there were outstanding 58,566,787 shares of common stock.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this annual report include, but are not limited to:

•

the progress, potential and uncertainties of our 2017-2018 exploration program at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

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

•

The April 2017 acquisition of a combination of surface and mineral title to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property, which extended approximately 2,600 feet of the channel trend to our property position.

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

In the fiscal year ended March 31, 2017, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities. Costs in the fiscal year ended March 31, 2018 will increase due to our anticipated drilling activities at our Homestake Paleoplacer Property.

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

Recent Corporate Developments

On December 5, 2016 we completed a sale of our restricted common shares to a private investor. The Company sold a total of 1,500,000 shares of restricted common stock at a price of $0.07 per share for an aggregate amount of $105,000 received by the Company. In addition, the Company issued a Warrant to purchase an additional 1,500,000 shares of our restricted common stock at an exercise price of $0.11 per share on or before May 31, 2017. The warrant expired and was not exercised.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of approximately $423,000 for the year ended March 31, 2017, and cumulative losses of approximately $3,907,000 as of March 31, 2017. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to March 31, 2017, we have incurred aggregate losses of approximately $3,907,000. Our net loss for the year ended March 31, 2017 was approximately $423,000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our articles of incorporation authorize the issuance of 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. The issuance of any additional shares to raise financing may be dilutive, depending on the price at which such securities are sold. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other shareholders.

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

Item 2. Properties

Our headquarters are located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada.

Gold Properties - Black Hills General

Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 3,341 acres.

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

The Black Hills is a safe low cost jurisdiction with well-developed infrastructure and an existing experienced mining and exploration workforce. South Dakota's regulatory authorities have demonstrated a willingness to work with responsible operators to permit well-planned compliant projects and South Dakota’s exploration and mining regulations are reasonable and comparable to other jurisdictions within the United States.

Our primary exploration focus is on the discovery of a repeat of the Homestake Deposit within the structural corridor extending to the northwest of the Homestake Mine. The Company continues to expand its land position in the district with the objective of simultaneously developing less capital intensive lower risk gold targets that could be brought into production in the near term.

Blind Gold Property

The Blind Gold Property consists of a 107 unpatented lode-mining claims and combination of surface and mineral title to property located near the Historic Maitland Gold Mine. In total, the Blind Gold Property covers approximately 2,097 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Ranges 2 and 3 E and cover portions of Sections 1, 12 and 13 in Range 2E and Sections 5,6,7,8 and 18 in Range 3E.

The Company acquired 84 of the Blind Gold claims through the acquisition of North Homestake Mining Company in September 2012. In December 2012, the Company's Blind Gold Property position was increased through the acquisition of 23 additional claims from Black Hills Gold Exploration LLC. In April 2017, the Company completed the acquisition of an additional 82 acres of mineral property through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. The Company owns a 100% interest in the 107 claims that comprise the main block of the Blind Gold Property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the main Block of the Blind Gold Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are US$155 per claim, or a total of $16,585 for the 107 claims that comprise the main block of the Blind Gold Property. Annual claim maintenance fees are due before September 1st of each year. An additional 82 Acres are located approximately one half south of the main block of the Blind Gold Property and adjacent to the Historic Maitland Gold Mine.

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

Homestake Paleoplacer Property

The Homestake Paleoplacer Property consists of a total of 365 mineral acres covering approximately 5,700 feet of the projected northward extension of the Homestake Paleoplacer Channel Trend in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 3 E and cover portions of Sections 20 and 21.

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

In April 2017, the Company added an additional 141 acres of mineral property to the Homestake Paleoplacer Property through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. The property acquisition is located immediately north and contiguous to the original Homestake Paleoplacer Property.

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

In 1973, Homestake Mining Company entered into a mining lease on the Deadbroke Property based on interest generated by a report authored by Homestake Geologist, Ross R. Grunwald and entitled “Ore Potential of The Deadbroke Mine and Other Northern Black Hills Conglomerate Ores”. In 1974, Homestake dewatered the Deadbroke Mine and conducted a comprehensive mine mapping and sampling program. A total of 214 channel samples were collected by Homestake Geologists from the perimeter of accessible stope and development headings, as well as from pillars left in stopes. The results of the 1974 Deadbroke Mine sampling program led to a subsequent 27-hole drill program in the 1980’s designed to explore for the extension of the paleochannel north of the Deadbroke Mine.

City Creek Property

The City Creek Property consists of a group of 21 unpatented lode-mining claims and Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba patented lode claims, M.S. 1644, covering a total of approximately 449 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 3 E and cover portions of Sections 15, 16, 21 and 22.

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

In April 2017, the Company added an additional 61 acres of mineral property to the City Creek Property through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. The property acquisition was located immediately south and contiguous to the original City Creek Property.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2017, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

Fiscal Year 2017	High	Low
Quarter ended March 31, 2017	$0.10	$0.04
Quarter ended December 31, 2016	$0.05	$0.02
Quarter ended September 30, 2016	$0.08	$0.03
Quarter ended June 30, 2016	$0.20	$0.05
Fiscal Year 2016	High	Low
Quarter ended March 31, 2016	$0.08	$0.05
Quarter ended December 31, 2015	$0.13	$0.06
Quarter ended September 30, 2015	$0.10	$0.07
Quarter ended June 30, 2015	$0.17	$0.09

The last bid price of our common stock on June 28, 2017 was $0.06 per share.

Holders

The approximate number of holders of record of our common stock as of June 28, 2017 was 43.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended March 31, 2017, we did not effect any repurchase of securities.

Equity Compensation Plan Information

On January 25, 2015, the Company authorized the issuance of a total of 5,200,000 options to purchase the Company’s restricted common stock to the executive officers and consultants. The Company’s Board of Directors authorized and implemented the options by virtue of its adopting a plan entitled the “2015 Omnibus Incentive Plan.” The options are good for a period of ten years from January 25, 2015, expiring on January 25, 2025. The exercise price per share is $0.08 based upon the closing price of the Company’s common stock on January 23, 2015 of $0.07 per share. On March 27, 2015 the Company authorized the issuance of an additional 900,000 options to purchase the Company’s restricted common stock for the three members of the Company’s Strategic Advisory Board. The options are exercisable for a period of ten years from March 27, 2015, expiring on March 27, 2025. The exercise price per share is $0.13 based upon the closing price of the Company’s common stock on March 27, 2015 of $0.11 per share.

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

Recent Sales of Unregistered Securities During Fiscal 2017

Outside of the below recent sales of unregistered securities, all other sales of unregistered securities during the fiscal year ended March 31, 2017, were previously reported under our quarterly reports on Form 10-Q and current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)

December 2016	Common Stock	1,500,000	Private Investor	--	Private Placement	4(2)

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

Overview

We are an exploration stage company engaged in the business of the acquisition and exploration of mineral properties. Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 3,341 acres. We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

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

On April 5, 2017 we acquired of a combination of surface and mineral title to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property.

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

Current Plan of Operations

We plan on concentrating all exploration activities on our gold property in South Dakota. During fiscal year 2018, we will require additional new financing of approximately $2.0 million to carry out our planned exploration, none of which we have secured as of the date hereof.

Our planned exploration program will consist primarily of field and diamond drill programs. Additionally, the budget and any use of proceeds covering any equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions and our general operating needs.

Table: Fiscal Year 2018 Proposed Exploration Expenditures ($000)
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

Liquidity and Capital Resources

As of March 31, 2017, we had a working capital deficit of approximately $2,209,000 and our accumulated deficit as of March 31, 2017 was approximately $3,907,000. We had a loss for the year ended March 31, 2017 of approximately $423,000.

During our fiscal year ending March 31, 2018, we plan to spend approximately $897,000 for diamond drilling, $23,000 for field programs and $90,000 for assays, as well as approximately $691,000 for expenses related to exploration programs. The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors. We estimate that general and administrative expenses during fiscal year ending March 31, 2018 will be approximately $400,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Results of Operations

Fiscal years ended March 31, 2017 and 2016

Revenue

We had no operating revenues during the fiscal years ended March 31, 2017 and 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $3,907,000 as of March 31, 2017.

Exploration Costs

During the years ended March 31, 2017 and 2016, our exploration costs were due to payments of annual claim maintenance fees related to our mineral properties.

General and Administrative

Our general and administrative expenses for the year ended March 31, 2017 were approximately $369,000. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. For the year ended March 31, 2016 our general and administrative expenses totaled approximately $474,000. This amount includes non-cash expenses of approximately $53,000 of stock compensation for consultants and one of our executive officers. The remaining expenditures totaling approximately $421,000 were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended March 31, 2017 and 2046 totaling approximately $391,000 and $496,000, respectively, and net losses for the fiscal years ended March 31, 2017 and 2016 totaling approximately $423,000 and $529,000, respectively. We incurred interest and debt discount expense from notes payable in the amounts of approximately $134,000 for the year ended March 31, 2016.

Off-Balance Sheet Arrangements

For the fiscal years ended March 31, 2017 and 2016, we did not have any Off-Balance Sheet Arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended March 31, 2017

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dakota Territory Resource Corp

We have audited the accompanying balance sheets of Dakota Territory Resource Corp as of March 31, 2017 and 2016, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2017. Dakota Territory Resource Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Territory Resource Corp as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2018 raise substantial doubt about its ability to continue as a going concern. The 2017 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 28, 2017

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS

	March 31, 2017	March 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$69,189	$15,551
Note receivable from related party	-	12,500
Prepaid expenses and other current assets	4,000	8,927
Total current assets	73,189	36,978

Other assets	-	2,500
Mineral properties	216,104	199,566

TOTAL ASSETS	$289,293	$239,044

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$501,731	$470,654
Accounts payable, related party	1,018,742	736,692
Line of credit	36,074	40,766
Notes payable	305,550	305,550
Notes payable to related parties	320,000	265,000
Convertible note payable	100,000	100,000
Total current liabilities	2,282,097	1,918,662
Total liabilities	2,282,097	1,918,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and
March 31, 2016, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
58,566,787 and 56,716,787 shares issued and outstanding as of
March 31, 2017 and March 31, 2016, respectively	58,567	56,717
Additional paid-in capital	1,856,036	1,747,886
Accumulated deficit	(3,907,407)	(3,484,221)
Total shareholders' deficit	(1,992,804)	(1,679,618)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$289,293	$239,044

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2017	2016

OPERATING EXPENSES
Exploration costs	$21,855	$22,220
General and administrative expenses	369,311	473,576

Total operating expenses	391,166	495,796

LOSS FROM OPERATIONS	(391,166)	(495,796)

OTHER INCOME (EXPENSE)
Derivative income (expense)	-	100,000
Amortization of debt discount	-	(100,000)
Interest expense	(32,020)	(33,702)
Total other income (expense)	(32,020)	(33,702)

NET LOSS	$(423,186)	$(529,498)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	57,542,540	54,354,805

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the years ended March 31, 2017 and 2016

	Preferred Stock		Common Stock
	10,000,000 shares authorized		300,000,000 shares authorized
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.001 per share	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, March 31, 2015	-	$-	53,738,216	$53,738	$1,580,078	$(2,954,723)	$(1,320,907)

Shares issued for cash	-	-	-	-	15,000	-	15,000
Shares issued for services	-	-	50,000	50	41,450	-	41,500
Shares issued for note conversion	-	-	2,928,571	2,929	99,571	-	102,500
Issuance of stock options	-	-	-	-	11,787	-	11,787
Net loss	-	-	-	-	-	(529,498)	(529,498)

BALANCE, March 31, 2016	-	-	56,716,787	56,717	1,747,886	(3,484,221)	(1,679,618)

Cash received for stock subscription	-	-	-	-	5,000	-	5,000
Shares and warrants issued for cash	-	-	1,500,000	1,500	103,500	-	105,000
Shares issued for services recognized in the prior year	-	-	100,000	100	(100)	-	-
Shares issued for cash received in the prior year	-	-	250,000	250	(250)	-	-
Net loss	-	-	-	-	-	(423,186)	(423,186)

BALANCE, March 31, 2017	-	$-	58,566,787	$58,567	$1,856,036	$(3,907,407)	$(1,992,804)

The accompanying notes are an integral part of these financial statements

	DAKOTA TERRITORY RESOURCE CORP
	STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2017	2016
Net loss	$(423,186)	$(529,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	53,287
Derivative income	-	(100,000)
Amortization of debt discount	-	100,000
Changes in current assets and current liabilities:
Prepaid expenses and other assets	7,427	4,003
Accounts payable & accrued liabilities	31,077	92,878
Accounts payable, related party	282,050	282,000
Net cash used in operating activities	(102,632)	(97,330)

Cash Flows From Investing Activities:
Repayment (issuance) of note receivable to related party	12,500	(12,500)
Investment in mineral properties	(16,538)	(8,000)
Net cash used in investing activities	(4,038)	(20,500)

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	55,000	-
Proceeds from stock subscription agreement	5,000	-
Proceeds from the issuance of common stock	105,000	15,000
Proceeds from the issuance of convertible note payable	-	100,000
Proceeds from (repayments of) line of credit	(4,692)	16,026
Net cash provided by financing activities	160,308	131,026

Net change in cash	53,638	13,196
Cash and Cash Equivalents, Beginning of Period	15,551	2,355

Cash and Cash Equivalents, End of Period	$69,189	$15,551

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities
Common stock issued for conversion of note payable	$-	$102,500
Debt discount on convertible note	$-	$100,000

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Note 1 Organization and Nature of Business

Dakota Territory Resource Corp., (the “Company”) was incorporated in the State of Nevada on February 6, 2002. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to Urex Energy Corp. On July 22, 2010, the Company changed its name from Urex Energy Corp to Mustang Geothermal Corp reflecting a change in business expanding into geothermal energy. In September 2012, the Company changed its name from Mustang Geothermal Corp to Dakota Territory Resource Corp, reflecting a change in business. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.

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

On April 5, 2017 we acquired a combination of surface and mineral title to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property.

Going Concern

These financial statements have been prepared assuming that we will continue as a going concern. The Company has an accumulated deficit of approximately $3,907,000 since inception and, has yet to achieve profitable operations, and projects further losses in the development of its business.

At March 31, 2017 the Company had a working capital deficit of approximately $2,209,000. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available on terms acceptable to us. The issuances of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. We may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

Recent Accounting Pronouncements

Pronouncements between March 31, 2017 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3 Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the twelve months ended March 31, 2017 and 2016, we incurred approximately $138,000 in each year, in management fees and rent from Minera Teles Pires Inc. As of March 31, 2017 and 2016, we owed Minera Teles Pires approximately $523,000 and $385,000, respectively, for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the twelve months ended March 31, 2017 and 2016, we incurred approximately $108,000 in each year, in consulting fees from Jerikodie, Inc. As of March 31, 2017 and 2016, we owed Jerikodie, Inc. approximately $399,000 and $291,000, respectively, for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the twelve months ended March 31, 2017 and 2016, we incurred $36,000 in each year, in compensation to Mr. Mathers. As of March 31, 2017 and 2016, we owed Mr. Mathers $97,000 and $61,000, respectively, for consulting fees.

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	March 31,	March 31,
	2017	2016

Capitalized costs	$216,104	$199,566
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$216,104	$199,566

Note 5 Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended March 31, 2017 and 2016:

	2017	2016

Loss before income taxes	$(423,186)	$(529,498)

Income tax benefit computed at statutory rates	$(144,000)	$(180,000)
Increase in valuation allowance	136,000	154,000
Temporary differences, stock compensation	-	18,000
Temporary differences, exploration costs	8,000	8,000
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized. Significant components of our deferred tax asset at March 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets (liability)
Net operating loss carry forwards	$2,836,000	$2,700,000
Net capital loss carry forwards	527,000	527,000
Less: valuation allowance	(3,363,000)	(3,227,000)
Net deferred tax assets	$-	$-

As a result of a change in control effective in September 2012, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carry forward in the approximate amount of $8,342,000 will begin to expire in 2026. We file income tax returns in the United States and in one state jurisdiction.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2017 or March 31, 2016. The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 6 Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$46,064	$128,839
Dec 01, 2005	On demand	5% per annum	$18,800	$10,462	$29,262
Jan 06, 2006	On demand	5% per annum	$100,000	$55,650	$155,650
Jul 14, 2006	On demand	5% per annum	$103,975	$57,864	$161,839
Total			$305,550	$170,040	$475,590

Notes Payable to Related Parties

The Company had 11 notes payable to its President pursuant to advances which had historically been made by the President. The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum. These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”). In conjunction with this restructuring, the President forgave accrued interest totaling $57,817 (recorded as an equity transaction). The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at March 27, 2017 and remains unpaid. On June 23, 2017, the note was amended to mature on March 27, 2018.

On August 26, 2016, the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 3% and was due and payable on October 26, 2016. This loan remains outstanding as of the date of this filing.

On September 15, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 4% and was due and payable on December 14, 2016. This loan remains outstanding as of the date of this filing.

Note 7 Convertible Note Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($43,875 as of March 31, 2017) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. As of March 31, 2017, this note is outstanding.

Note 8 Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at March 31, 2017 and 2016 was $36,074 and $40,766, respectively.

Note 9 Common Stock

During the first quarter fiscal 2017, we received $5,000 from an investor for 50,000 shares of our common stock at a price of $0.10 per share. As of the filing date, these shares have not been issued.

During the first quarter fiscal 2017, we issued 100,000 shares of our common stock for consulting services performed in the previous fiscal year.

On July 29, 2016, we issued 250,000 shares of our common stock, priced at $0.06 per share, as settlement for a subscription agreement dated March 4, 2016.

On December 5, 2016, the Company completed a sale of our restricted common shares to a private investor. The Company sold a total of 1,500,000 shares of restricted common stock at a price of $0.07 per share for an aggregate amount of $105,000 received by the Company. In addition, the Company issued a Warrant to purchase an additional 1,500,000 shares of our restricted common stock at an exercise price of $0.11 per share on or before May 31, 2017. We have determined that the 1,500,000 common stock warrants have an approximate fair value of $43,500. The Black-Scholes pricing model was used to estimate the fair value of the 1,500,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 209%, and an expected life of 6 months. The warrant expired and was not exercised.

At March 31, 2017, the total issued and outstanding shares were 58,566,787.

Equity Compensation Plan

On March 19, 2013, we entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO with 100,000 shares of the Company’s stock upon execution of the consulting agreement, and an option to purchase 1,000,000 shares valued at $0.14 per share under a 5 year term expiring March 19, 2018.

These options vest 25% upon the execution of the agreement and 25% upon each six month anniversary from the date of the agreement, provided Mr. Mathers continues to provide consulting or employment services to the Company on the vesting dates. The Black-Scholes pricing model was used to estimate the fair value of the 1,000,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 482%, and an expected life of 5 years. We have determined these options to have an approximate fair value of $140,000. Since Mr. Mathers award vests over an 18 month period, the Company is expensing a total of approximately $5,833 monthly, beginning in April 2013, for this award over the 18 month vesting period in accordance with FASB ASC 718. As of the date of this filing, all 1,000,000 options have vested.

On November 11, 2013, the Company entered into a one-year consulting agreement with Lyons Capital, LLC to provide strategic advisory services and to provide the Company introductions to potential institutional investors through Lyons Capital’s Wall Street Conferences. Lyons Capital received 1,000,000 warrants to purchase restricted common shares of our stock with a strike price of $0.23 per share, expiring on December 10, 2016. The fair value of the warrants issued was $349,224 and vest upon issuance. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 1.10%, (2) term of 2.75 years, (3) expected volatility of 361%, and (4) zero expected dividends. The warrants expired unexercised.

On January 25, 2015, the Company authorized the issuance of a total of 5,200,000 options to purchase the Company’s restricted common stock to the executive officers and consultants. The Company’s Board of Directors authorized and implemented the options by virtue of its adopting a plan entitled the “2015 Omnibus Incentive Plan.” The options are good for a period of ten years from January 25, 2015, expiring on January 25, 2025. The exercise price per share is $0.08 based upon the closing price of the Company’s common stock on January 23, 2015 of $0.07 per share. All options vest immediately. With respect to these options, the Black-Scholes pricing model was used to estimate the fair value of the 5.2 million options issued during the period, using the assumptions of a risk free interest rate of 1.10%, dividend yield of 0%, volatility of 341% and an expected life of 10 years. These options were expensed immediately in the amount of approximately $364,000.

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

Note 10 Subsequent Events

On April 5, 2017, the Company acquired a combination of surface and mineral title to 284 acres in the Homestake District of the Northern Black Hills through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property.

On June 23, 2017, the Company amended the note agreement with a principal balance of $265,000 to mature on March 27, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended March 31, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of March 31, 2017, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	Director, President and Chief Executive Officer	63	September 2005
Gerald Aberle	Director, Vice President & Chief Operating Officer	59	February 2012
Wm. Chris Mathers	Chief Financial Officer	58	March 2013

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

As of March 31, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at March 31, 2017 named executive officers. “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Bachman, President and CEO	2017 2016 2015	120,000 120,000 120,000	-- -- --	-- -- --	-- -- 140,000(1)	-- -- --	-- -- --	-- -- --	120,000 120,000 260,000
Gerald Aberle Vice President and COO	2017 2016 2015	108,000 108,000 108,000	-- -- --	-- -- --	-- -- 140,000(1)	-- -- --	-- -- --	-- -- --	108,000 108,000 248,000
Wm Chris Mathers, CFO	2017 2016 2015	36,000 36,000 36,000	-- -- --	-- -- --	-- -- 21,000(2)	-- -- --	-- -- --	-- -- --	36,000 36,000 57,000

(1)

Represents a ten-year option to purchase up to 2,000,000 shares of common stock at a price of $0.08 per share.

(2)

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

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2017, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers. We do not currently have a compensation committee.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth the stock options held by the Company’s Named Executive Officers as of March 31, 2017. No stock appreciation rights were awarded.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Richard Bachman Chief Executive Officer	2,000,000	--	--	$0.08	1/25/25
Gerald Aberle Vice President and COO	2,000,000	--	--	$0.08	1/25/25
Wm. Chris Mathers Chief Financial Officer	1,000,000	--	--	$0.14	3/19/18
Wm. Chris Mathers Chief Financial Officer	300,000	--	--	$0.08	1/25/25

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 28, 2017, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group. As of June 28, 2017, there were 58,566,787 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	17,163,368 (2)	29.31%
Gerald Aberle c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(3)	27.32%
Tony Kamin 619 Bluff Street Glencoe, IL 60022	3,650,000 (4)	6.23%
Wm. Chris Mathers 1124 24th St. Galveston, TX 77550	1,450,000 (5)	2.48%
All Directors and Officers as a Group	34,613,368	59.10%

(1)

Based on 58,566,787 shares of common stock issued and outstanding as of June 28, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

(4)

Mr. Kamin (i) indirectly owns 550,000 shares through RLR Services Partnership, over which he has voting and investment power, (ii) indirectly owns 2,250,000 shares through Composite Resources, LLC over which he has voting and investment power, (iii) indirectly owns 250,000 shares owned by Alpha Nexus Partners over which he has voting and investment power, and (iv) a ten year option to purchase 600,000 shares of common stock at an exercise price of $0.08 per share. On April 14, 2016, Tony Kamin resigned from his position as a Director with the Board.

(5)

Consists of (i) 150,000 shares of common stock and (ii) a five year option to purchase 1,000,000 shares of common stock at an exercise price of $0.14 per share, and (iii) a ten year option to purchase 300,000 shares of common stock at an exercise price of $0.08 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On August 26, 2016, the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 3% and was due and payable on October 26, 2016. This loan remains outstanding as of the date of this filing.

On September 15, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 4% and was due and payable on December 14, 2016. This loan remains outstanding as of the date of this filing.

Issuance of stock and consulting arrangements

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the twelve months ended March 31, 2017, we incurred approximately $138,000 in management fees and rent from Minera Teles Pires Inc. As of March 31, 2017, we owed Minera Teles Pires approximately $523,000 for management fees and out of pocket expenses.

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

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the twelve months ended March 31, 2017, we incurred approximately $108,000 in consulting fees from Jerikodie, Inc. As of March 31, 2017, we owed Jerikodie, Inc. approximately $399,000 for consulting fees and out of pocket expenses.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended March 31, 2017 and 2016, the aggregate fees billed by our independent accountants, LBB & Associates Ltd., LLP, for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended March 31, 2017	Fiscal year ended March 31, 2016
Audit fees	$28,200	$29,450
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

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
Dated: June 29, 2017

/s/ Gerald Aberle
By: Gerald Aberle
Vice President, Director
(Chief Operating Officer)
Dated: June 29, 2017

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers
(Chief Financial Officer and Principal Accounting Officer)
Dated: June 29, 2017