Form 10-Q
period 2017-06-30
DAKOTA TERRITORY RESOURCE CORP
filed 2017-08-10
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

Number of shares of issuer’s common stock outstanding at August 5, 2017: 58,566,787

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(Unaudited)

	June 30, 2017	March 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,483	$69,189
Prepaid expenses and other current assets	7,000	4,000
Total current assets	29,483	73,189

Mineral properties	216,104	216,104

TOTAL ASSETS	$245,587	$289,293

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$523,103	$501,731
Accounts payable, related party	1,086,242	1,018,742
Line of credit	35,086	36,074
Notes payable	305,550	305,550
Note payable to related party	320,000	320,000
Convertible notes payable	100,000	100,000
Total current liabilities	2,369,981	2,282,097

Total liabilities	2,369,981	2,282,097

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and
March 31, 2017, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
58,566,787 and 58,566,787 shares issued and outstanding as of
June 30, 2017 and March 31, 2017	58,567	58,567
Additional paid-in capital	1,856,036	1,856,036
Accumulated deficit	(4,038,997)	(3,907,407)
Total shareholders' deficit	(2,124,394)	(1,992,804)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$245,587	$289,293

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2017	2016

OPERATING EXPENSES
Exploration costs	$20,500	$-
General and administrative expenses	102,909	112,431

Total operating expenses	123,409	112,431

LOSS FROM OPERATIONS	(123,409)	(112,431)

OTHER INCOME (EXPENSE)
Interest expense	(8,181)	(7,800)
Total other income (expense)	(8,181)	(7,800)

NET LOSS	$(131,590)	$(120,231)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	58,566,787	56,726,677

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended June 30,
	2017	2016
Net loss	$(131,590)	$(120,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(3,000)	2,302
Accounts payable & accrued liabilities	21,372	30,658
Accounts payable, related party	67,500	70,550
Net cash used in operating activities	(45,718)	(16,721)

Cash Flows From Investing Activities:
Repayment of note receivable to related party	-	12,500
Net cash provided by investing activities	-	12,500

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	5,000
Proceeds from (repayments of) line of credit	(988)	(1,220)
Net cash provided by (used in) financing activities	(988)	3,780

Net change in cash	(46,706)	(441)
Cash and Cash Equivalents, Beginning of Period	69,189	15,551

Cash and Cash Equivalents, End of Period	$22,483	$15,110

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Dakota Territory Resource Corp. (“we”, “us”, “our”, the “Company”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended March 31, 2017 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2017 as reported in our annual report on Form 10-K, have been omitted.

The Company’s absence of revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2018 raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the three months ended June 30, 2017, we incurred approximately $34,500, in management fees and rent from Minera Teles Pires Inc. As of June 30, 2017, we owed Minera Teles Pires approximately $557,100 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the three months ended June 30, 2017 we incurred approximately $27,000 fees from Jerikodie, Inc. As of June 30, 2017, we owed Jerikodie, Inc. approximately $426,100 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the three months ended June 30, 2017, we incurred $9,000 in compensation to Mr. Mathers. As of June 30, 2017, we owed Mr. Mathers $103,000 for consulting fees.

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

On February 24, 2014, the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s. The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement. The Company has an option to purchase the mineral property for $120,000. As of June 30, 2017, the Company is current on all required annual lease payments.

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	June 30,	March 31,
	2017	2017

Capitalized costs	$216,104	$216,104
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$216,104	$216,104

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$47,099	$129,874
Dec 01, 2005	On demand	5% per annum	$18,800	$10,697	$29,497
Jan 06, 2006	On demand	5% per annum	$100,000	$56,900	$156,900
Jul 14, 2006	On demand	5% per annum	$103,975	$59,163	$163,138
Total			$305,550	$173,859	$479,409

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

Note 5—Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($45,153 as of June 30, 2017) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. As of June 30, 2017, this note is outstanding.

Note 6—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at June 30, 2017 was approximately $35,000.

Note 7—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

At June 30, 2017, the total issued and outstanding shares were 58,566,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended June 30, 2017 is as follows:

			Weighted Average
	Options	Price Range	Remaining Life (Years)
Outstanding March 31, 2017	7,350,000	$0.06 – 0.14	6.78
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding June 30, 2017	7,350,000	0.06 – 0.14	6.53
Exercisable June 30, 2017	7,350,000	$0.06 – 0.14	6.53

A summary of the Company's stock warrant activity and related information for the period ended June 30, 2017 is as follows:

Weighted Average
	Warrants	Price Range	Remaining Life (Years)
Outstanding March 31, 2017	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired	(1,500,000)	-	-
Exercised	-	-	-
Outstanding June 30, 2017	-	-	-
Exercisable June 30, 2017	-	$-	-

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•the progress, potential and uncertainties of our 2017-2018 exploration program at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

•the success of getting the necessary permits for future drill programs and future project exploration;

•expectations regarding the ability to raise capital and to continue our exploration plans on our properties; and

•plans regarding anticipated expenditures at the Project.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•risks associated with lack of defined resources that are not SEC Guide 7 Compliant Reserves, and may never be;

•risks associated with our history of losses and need for additional financing;

•risks associated with our limited operating history;

•risks associated with our properties all being in the exploration stage;

•risks associated with our lack of history in producing metals from our properties;

•risks associated with our need for additional financing to develop a producing mine, if warranted;

•risks associated with our exploration activities not being commercially successful;

•risks associated with ownership of surface rights at our Project;

•risks associated with increased costs affecting our financial condition;

•risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;

•risks associated with mining and mineral exploration being inherently dangerous;

•risks associated with mineralization estimates;

•risks associated with changes in mineralization estimates affecting the economic viability of our properties;

•risks associated with uninsured risks;

•risks associated with mineral operations being subject to market forces beyond our control;

•risks associated with fluctuations in commodity prices;

•risks associated with permitting, licenses and approval processes;

•risks associated with the governmental and environmental regulations;

•risks associated with future legislation regarding the mining industry and climate change;

•risks associated with potential environmental lawsuits;

•risks associated with our land reclamation requirements;

•risks associated with gold mining presenting potential health risks;

•risks related to title in our properties

•risks related to competition in the gold mining industries;

•risks related to economic conditions;

•risks related to our ability to manage growth;

•risks related to the potential difficulty of attracting and retaining qualified personnel;

•risks related to our dependence on key personnel;

•risks related to our United States Securities and Exchange Commission (the “SEC”) filing history; and

•risks related to our securities.

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

On March 9, 2012, the Company entered into an agreement with North Homestake Mining Company to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. The Agreement was completed on September 26, 2012 and the Company concurrently effected a 10 for 1 reverse stock split. The merger was recorded as a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in capital and par value of Common Stock. North Homestake Mining Company was incorporated in the State of Nevada on April 12, 2011.

On December 31, 2012, the Company completed an agreement to acquire 57 unpatented lode mining claims covering approximately 853 acres in the Black Hills of South Dakota in exchange for 1,000,000 shares of the Company’s common stock, which was valued at $0.15 per share on the transaction date.

On February 24, 2014, the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. The property is located immediately to the north and adjoining the Company’s Paleoplacer Property.

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

Liquidity and Capital Resources

As of June 30, 2017, we had a working capital deficit of approximately $2,340,000 and our accumulated deficit as of June 30, 2017 was approximately $4,039,000. We had a loss for the three months ended June 30, 2017 of approximately $132,000.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2017, we had cash of $22,483. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totaling approximately $2,370,000. This includes current obligation amounts for accounts payable – related party of approximately $1,086,000 and notes payable – related party of $320,000.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 of our June 30, 2017 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operations

Three months ended June 30, 2017 and 2016

We had no operating revenues for the three months ended June 30, 2017 and 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,039,000 as of June 30, 2017.

Our general and administrative expenses for the three months ended June 30, 2017 were approximately $103,000. This amount was primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. We incurred exploration expenses of $20,500 for the three months ended June 30, 2017.

Our general and administrative expenses for the three months ended June 30, 2016 were approximately $112,000. This amount was primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. We did not incur any exploration expenses for the three months ended June 30, 2016.

We had a net loss for the three months ended June 30, 2017 totaling approximately $132,000 and a net loss for the three months ended June 30, 2016 totaling approximately $120,000. We accrued interest on notes payable totaling approximately $8,000 for the three months ended June 30, 2017 and 2016. During the three months ended June 30, 2017, we had losses from operations totaling approximately $123,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2017 as filed with the Commission on June 29, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2017, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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
Dated: August 10, 2017

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: August 10, 2017