Form 10-Q
period 2017-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2017-11-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of issuer’s common stock outstanding at November 14, 2017: 58,566,787

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(Unaudited)

	September 30, 2017	March 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,956	$69,189
Prepaid expenses and other current assets	4,000	4,000
Total current assets	9,956	73,189

Mineral properties, net	216,104	216,104

TOTAL ASSETS	$226,060	$289,293

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$530,559	$501,731
Accounts payable, related party	1,153,742	1,018,742
Line of credit	34,030	36,074
Notes payable	305,550	305,550
Note payable to related party	320,000	320,000
Convertible notes payable	100,000	100,000
Total current liabilities	2,443,881	2,282,097
Total liabilities	2,443,881	2,282,097

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and
March 31, 2017, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
58,566,787 and 58,566,787 shares issued and outstanding as of
September 30, 2017 and March 31, 2017, respectively	58,567	58,567
Additional paid-in capital	1,856,036	1,856,036
Accumulated deficit	(4,132,424)	(3,907,407)
Total shareholders' deficit	(2,217,821)	(1,992,804)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$226,060	$289,293

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months ended September 30,		Three Months ended September 30,
	2017	2016	2017	2016

OPERATING EXPENSES
Exploration costs	$20,500	$21,855	$-	$21,855
General and administrative expenses	188,155	195,347	85,246	82,916

Total operating expenses	208,655	217,202	85,246	104,771

LOSS FROM OPERATIONS	(208,655)	(217,202)	(85,246)	(104,771)

OTHER INCOME (EXPENSE)
Interest expense	(16,362)	(15,601)	(8,181)	(7,801)
Total other income (expense)	(16,362)	(15,601)	(8,181)	(7,801)

NET LOSS	$(225,017)	$(232,803)	$(93,427)	$(112,572)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	58,566,787	56,858,044	58,566,787	56,987,983

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months ended September 30,
	2017	2016
Net loss	$(225,017)	$(232,803)
Changes in current assets and current liabilities:
Prepaid expenses and other assets	-	4,177
Accounts payable and accrued liabilities	28,828	32,464
Accounts payable, related party	135,000	141,050
Net cash used in operating activities	(61,189)	(55,112)

Cash Flows From Investing Activities:
Repayment of note receivable to related party	-	12,500
Net provided by investing activities	-	12,500

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	-	25,000
Proceeds from stock subscription agreement	-	-
Proceeds from the issuance of common stock	-	5,000
Repayments of line of credit	(2,044)	(1,638)
Net cash provided by (used in) financing activities	(2,044)	28,362

Net change in cash	(63,233)	(14,250)
Cash and Cash Equivalents, Beginning of Period	69,189	15,551

Cash and Cash Equivalents, End of Period	$5,956	$1,301

Supplemental Disclosure of Cashflow Information
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities

Common stock issued for conversion of note payable	$-	$102,500
Debt discount on convertible note	$-	$100,000

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the three months ended September 30, 2017, we incurred approximately $34,500, in management fees and rent from Minera Teles Pires Inc. As of September 30, 2017, we owed Minera Teles Pires approximately $591,587 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the three months ended September 30, 2017 we incurred approximately $27,000 fees from Jerikodie, Inc. As of September 30, 2017, we owed Jerikodie, Inc. approximately $453,155 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the three months ended September 30, 2017, we incurred $9,000 in compensation to Mr. Mathers. As of September 30, 2017, we owed Mr. Mathers $109,000 for consulting fees.

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

On February 24, 2014, the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s. The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement. The Company has an option to purchase the mineral property for $120,000. As of September 30, 2017, the Company is current on all required annual lease payments.

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

	September 30,	March 31,
	2017	2017

Capitalized costs	$216,104	$216,104
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$216,104	$216,104

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$48,134	$130,909
Dec 01, 2005	On demand	5% per annum	$18,800	$10,932	$29,732
Jan 06, 2006	On demand	5% per annum	$100,000	$58,150	$158,150
Jul 14, 2006	On demand	5% per annum	$103,975	$60,463	$164,438
Total			$305,550	$177,679	$483,229

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

Note 5—Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($45,153 as of September 30, 2017) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. As of September 30, 2017, this note is outstanding.

Note 6—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at September 30, 2017 was approximately $34,030.

Note 7—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

At September 30, 2017, the total issued and outstanding shares were 58,566,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended September 30, 2017 is as follows:

			Weighted Average
	Options	Price Range	Remaining Life (Years)
Outstanding March 31, 2017	7,350,000	$0.06 – 0.14	6.78
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding September 30, 2017	7,350,000	0.06 – 0.14	6.53
Exercisable September 30, 2017	7,350,000	$0.06 – 0.14	6.53

A summary of the Company's stock warrant activity and related information for the period ended September 30, 2017 is as follows:

Weighted Average
	Warrants	Price Range	Remaining Life (Years)
Outstanding March 31, 2017	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired	(1,500,000)	-	-
Exercised	-	-	-
Outstanding September 30, 2017	-	-	-
Exercisable September 30, 2017	-	$-	-

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

Table: Fiscal Year 2018 Proposed Exploration Expenditures ($000)
Salaries & Wages	$120
General & administrative	180
Airborne survey	-
Field programs	23
Site preparation	37
Diamond Drilling	897
Assays	90
Geologic & project support	85
Equipment & project operations	100
Permitting & environmental	50
Property costs	292
Project contingency	126
TOTAL	$2,000

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

Since we have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

As of September 30, 2017, we had a working capital deficit of approximately $2,434,000 and our accumulated deficit as of September 30, 2017 was approximately $4,132,000. We had a loss for the six months ended September 30, 2017 of approximately $225,000.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2017, we had cash of $6,000. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totaling approximately $2,444,000. This includes current obligation amounts for accounts payable – related party of approximately $1,154,000 and notes payable – related party of $320,000.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 of our September 30, 2017 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Results of Operations

Six months ended September 30, 2017 and 2016

We had no operating revenues for the six months ended September 30, 2017 and 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,132,000 as of September 30, 2017.

Our exploration costs were approximately $20,500 and $22,000 for the six months ended September 30, 2017 and 2016, respectively. Our general and administrative expenses for the six months ended September 30, 2017 were approximately $188,000 and approximately $195,000 for the six months ended September 30, 2016. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended September 30, 2017 and 2016 totaling approximately $209,000 and $217,000, respectively, and a net loss for the six months ended September 30, 2017 and 2016 totaling approximately $225,000 and $233,000, respectively. We accrued interest expense on notes payable totaling approximately $16,000 for each of the six months ended September 30, 2017 and 2016.

Three months ended September 30, 2017 and 2016

We had no operating revenues for the three months ended September 30, 2017 and 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,132,000 as of September 30, 2017.

Our general and administrative expenses for the three months ended September 30, 2017 and 2016 were approximately $85,000 and $83,000, respectively. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. Our exploration expenses for the three months ended September 30, 2017 and 2016 were approximately $0 and $22,000, respectively.

We had losses from operations for the three months ended September 30, 2017 and 2016 totaling approximately $85,000 and $105,000, respectively, and a net loss for the three months ended September 30, 2017 and 2016 totaling approximately $93,000 and $113,000, respectively. We accrued interest expense on notes payable totaling $8,000 for each of the three months ended September 30, 2017 and 2016.

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
Dated: November 14, 2017

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: November 14, 2017