Form 10-Q
period 2017-12-31
DAKOTA TERRITORY RESOURCE CORP
filed 2018-02-12
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Number of shares of issuer’s common stock outstanding at February 8, 2018: 59,566,787

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(UNAUDITED)

	December 31, 2017	March 31, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63,284	$69,189
Prepaid expenses and other current assets	7,500	4,000
Total current assets	70,784	73,189

Mineral properties	216,104	216,104

TOTAL ASSETS	$286,888	$289,293

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$529,031	$501,731
Accounts payable, related party	1,250,845	1,018,742
Line of credit	38,130	36,074
Notes payable	305,550	305,550
Note payable to related party	298,145	320,000
Convertible notes payable	100,000	100,000
Total current liabilities	2,521,701	2,282,097
Total liabilities	2,521,701	2,282,097

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and
March 31, 2017, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
59,566,787 and 58,566,787 shares issued and outstanding as of
December 31, 2017 and March 31, 2017, respectively	59,567	58,567
Additional paid-in capital	1,955,036	1,856,036
Accumulated deficit	(4,249,416)	(3,907,407)
Total shareholders' deficit	(2,234,813)	(1,992,804)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$286,888	$289,293

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months ended December 31,		Three Months ended December 31,
	2017	2016	2017	2016

OPERATING EXPENSES
Exploration costs	$42,355	$21,855	$21,855	$-
General and administrative expenses	275,111	281,105	86,956	85,758

Total operating expenses	317,466	302,960	108,811	85,758

LOSS FROM OPERATIONS	(317,466)	(302,960)	(108,811)	(85,758)

OTHER EXPENSE
Interest expense	(24,543)	(35,296)	(8,181)	(19,695)
Total other expense	(24,543)	(35,296)	(8,181)	(19,695)

NET LOSS	$(342,009)	$(338,256)	$(116,992)	$(105,453)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	58,708,605	57,207,332	58,990,700	57,066,787

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended December 31,
	2017	2016

Net loss	$(342,009)	$(338,256)
Changes in current assets and current liabilities:
Prepaid expenses and other assets	-	1,927
Accounts payable & accrued liabilities	24,209	30,825
Accounts payable, related party	232,103	211,550
Net cash used in operating activities	(85,697)	(93,954)

Cash Flows From Investing Activities:
Repayment of note receivable to related party	-	12,500
Investment in mineral properties	-	(8,000)
Net cash provided by investing activities	-	4,500

Cash Flows From Financing Activities:
Proceeds from (repayments of) note payable - related party	(21,855)	55,000
Proceeds from the issuance of common stock	100,000	110,000
Proceeds from (repayments of) line of credit	1,647	(3,401)
Net cash provided by financing activities	79,792	161,599

Net change in cash	(5,905)	72,145
Cash and Cash Equivalents, Beginning of Period	69,189	15,551

Cash and Cash Equivalents, End of Period	$63,284	$87,696

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities

Common stock issued for conversion of note payable	$-	$102,500
Debt discount on convertible note	$-	$100,000

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the nine months ended December 31, 2017, we incurred approximately $103,500, in management fees and rent from Minera Teles Pires Inc. As of December 31, 2017, we owed Minera Teles Pires approximately $652,700 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the nine months ended December 31, 2017 we incurred approximately $81,000 fees from Jerikodie, Inc. As of December 31, 2017, we owed Jerikodie, Inc. approximately $480,200 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the nine months ended December 31, 2017, we incurred $27,000 in compensation to Mr. Mathers. As of December 31, 2017, we owed Mr. Mathers $118,000 for consulting fees.

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

On February 24, 2014, the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s. The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement. The Company has an option to purchase the mineral property for $120,000. As of December 31, 2017, the Company is current on all required annual lease payments.

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

On April 5, 2017 the Company acquired options to purchase a combination of surface and mineral titles to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property. The Company is required to make annual lease payments totaling $20,000 for a period of 5 years, of which $20,000 was due upon execution of the agreement. The Company has an option to purchase the mineral properties for total price of $626,392. As of December 31, 2017, the Company is current on all required annual lease payments.

As of December 31, 2017 and March 31, 2017, total capitalized costs in mineral properties were $216,104. The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

Note 4—Notes Payable

The following notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$49,168	$131,943
Dec 01, 2005	On demand	5% per annum	18,800	11,167	29,967
Jan 06, 2006	On demand	5% per annum	100,000	59,400	159,400
Jul 14, 2006	On demand	5% per annum	103,975	61,762	165,737
Total			$305,550	$181,497	$487,047

As of December 31, 2017, the interest amount of $181,497 on these notes remains unpaid and outstanding.

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

On August 26, 2016, the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 3% and was due and payable on October 26, 2016. As of December 31, 2017, approximately $3,100 on this loan remains outstanding.

On September 15, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 4% and was due and payable on December 14, 2016. This loan remains outstanding as of the date of this filing.

Note 5—Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($47,708 as of December 31, 2017) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. As of December 31, 2017, this note is outstanding.

Note 6—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at December 31, 2017 was approximately $38,100.

Note 7—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

On November 22, 2017, the Company completed a sale of our restricted common shares to a private investor. The Company sold a total of 1,000,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $100,000 received by the Company.

At December 31, 2017, the total issued and outstanding shares were 59,566,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended December 31, 2017 is as follows:

			Weighted Average
			Remaining Life
	Options	Price Range	(Years)
Outstanding March 31, 2017	7,350,000	$0.06 – 0.14	6.78
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding December 31, 2017	7,350,000	0.06 – 0.14	6.03
Exercisable December 31, 2017	7,350,000	$0.06 – 0.14	6.03

A summary of the Company's stock warrant activity and related information for the period ended December 31, 2017 is as follows:

Weighted Average
	Warrants	Price Range	Remaining Life
(Years)
Outstanding March 31, 2017	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired	1,500,000	0.11	0.17
Exercised	-	-	-
Outstanding December 31, 2017	-	-	-
Exercisable December 31, 2017	-	$-	-

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

On April 5, 2017 the Company acquired options to purchase a combination of surface and mineral titles to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property.

On November 22, 2017, the Company completed a sale of our restricted common shares to a private investor. The Company sold a total of 1,000,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $100,000 received by the Company.

Current Plan of Operations

We plan on concentrating all exploration activities on our gold property in South Dakota. During fiscal year 2018 and 2019, we will require additional new financing of approximately $2.0 million to carry out our planned exploration, none of which we have secured as of the date hereof.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2017, we had cash of approximately $63,000. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totaling approximately $2,522,000. This includes current obligation amounts for accounts payable – related party of approximately $1,251,000 and notes payable – related party of $298,000.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 of our December 31, 2017 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of December 31, 2017, we had a working capital deficit of approximately $2,451,000 and our accumulated deficit as of December 31, 2017 was approximately $4,249,000. We had a loss for the nine months ended December 31, 2017 of approximately $342,000.

During our fiscal year ending March 31, 2018, we had planned to spend approximately $897,000 for diamond drilling, $23,000 for field programs and $90,000 for assays, as well as approximately $691,000 for expenses related to exploration programs. The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors and our ability to secure funding. We estimate that general and administrative expenses during fiscal year ending March 31, 2018 will be approximately $400,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Results of Operations

Nine months ended December 31, 2017 and 2016

We had no operating revenues for the nine months ended December 31, 2017 and 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,249,000 as of December 31, 2017.

Our exploration costs were approximately $42,000 and our general and administrative expenses for the nine months ended December 31, 2017 were approximately $275,000. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

Our exploration costs were approximately $22,000 and our general and administrative expenses for the nine months ended December 31, 2016 were approximately $281,000. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended December 31, 2017 and December 31, 2016 totaling approximately $317,000 and $303,000, respectively, and a net loss for the nine months ended December 31, 2017 and December 31, 2016 totaling approximately $342,000 and $338,000. We accrued interest on notes payable totaling approximately $25,000 and $35,000 for the nine months ended December 31, 2017 and December 31, 2016, respectively.

Three months ended December 31, 2017 and 2016

We had no operating revenues for the three months ended December 31, 2017 and 2016. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,249,000 as of December 31, 2017.

Our exploration costs were approximately $22,000 and our general and administrative expenses for the three months ended December 31, 2017 were approximately $87,000. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

Our exploration costs were $0 and our general and administrative expenses for the three months ended December 31, 2016 were approximately $86,000. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended December 31, 2017 and December 31, 2016 totaling approximately $109,000 and $86,000, respectively, and a net loss for the three months ended December 31, 2017 and December 31, 2016 totaling approximately $117,000 and $105,000. We accrued interest on notes payable totaling approximately $8,000 and $19,000 for the three months ended December 31, 2017 and December 31, 2016, respectively.

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
Dated: February 12, 2018

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: February 12, 2018