Form 10-K
period 2018-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2018-06-29
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]No [X]

As of September 30, 2017 the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $1,345,416 based upon the closing sale price of the common stock as reported by the OTCQB.

As of June 26, 2018, there were outstanding 59,566,787 shares of common stock.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this annual report include, but are not limited to:

•the progress, potential and uncertainties of our 2018-2019 exploration program at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

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

The Company’s previous uranium initiatives included:

•In 2004, its ownership of mineral rights to six mineral claims called the “Kayla Property” located in Levy Township, Val D’or Mining District, Quebec, Canada;

•In 2005, its acquisition of rights under an option agreement between International Mineral Resources, Ltd., a company organized in the British Virgin Islands, and United Energy Metals S.A., an Argentina company, that allowed us to acquire 99.8% of the equity in United Energy Metals S.A., who held a 100% interest in a property position of 170,000 hectares adjacent to the Cerro Solo Uranium deposit in Argentina; and

•In 2009, ownership of the La Jara Mesa uranium property in New Mexico.

The Company’s previous geothermal initiatives included:

•In 2010, its purchase of three geothermal leases totaling 9,800 acres located in the State of Nevada;

•In 2010, its acquisition of 99.9% of the issued and outstanding shares of Andean Geothermic Energy SAC. Andean Geothermic Energy SAC controls four geothermal exploration applications consisting of 3,600 hectares (8,896 acres) in the provinces of Puno and Arequipa, Peru;

•In 2011, its purchase of three geothermal leases totaling 1,409 acres located in the State of Nevada; and

•In 2011, its acquisition of three additional geothermal leases in the departments of Puno and Cusco, Peru totaling approximately 2700 hectares (6,672 acres).

The Company’s gold initiatives include:

•The September 2012 acquisition of North Homestake Mining Company, a private Nevada corporation that owned the Blind Gold Property located in the Black Hills of South Dakota, an area known for continuous gold production over the past 136 years. The “Blind Gold Property” is located approximately 4 miles northwest of the historic Homestake Gold Mine. The “Blind Gold Property” is underlain by the Homestake Formation, an iron-formation that was the unique host for gold mineralization at the Homestake Mine. The founders of North Homestake have 44-years of combined experience at the Homestake Mine, directly related to gold mining and exploration.

•The December 2012 acquisition of three groups of unpatented lode mining claims from Black Hills Gold Exploration LLC. Comprised of fifty-seven unpatented lode mining claims, the property acquisition covers approximately 853 acres in total. Twenty-three of the claims acquired are situated to the west, south and southeast of the Company's Blind Gold Property, with the balance of the claims establishing the Homestake Paleoplacer and City Creek Properties. All three properties are brownfields exploration targets based the previous work performed by Homestake Mining Company. With the addition of the new property, Dakota Territory increased the size of its land package in the Black Hills by approximately 50% to nearly 2,466 acres in total.

•The February 2014 acquisition of surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s.

•The March 2014 acquisition of approximately 565.24 mineral acres in the Northern Black Hills of South Dakota. The acquisition increased our mineral interests in the Homestake District by nearly 23%, to over 3,057 acres. As part of the property acquisition, we purchased an additional 64.39 mineral acres located immediately southwest and contiguous to our Paleoplacer Property, including mineral title to the historic Gustin, Minerva and Deadbroke Gold Mines. The three mines were the last of a string of mines that produced ores from fossil gold placers. With this acquisition we consolidated and extended our Paleoplacer Property position to a distance extending approximately 3,100 feet along the south to north trend of the channel.

•The April 2017 acquisition of a combination of surface and mineral title to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property, which extended approximately 2,600 feet of the channel trend to our property position.

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

In the fiscal year ended March 31, 2018, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities. Costs in the fiscal year ended March 31, 2019 will increase due to our anticipated drilling activities at our Homestake Paleoplacer Property.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of approximately $477,000 for the year ended March 31, 2018, and cumulative losses of approximately $4,384,000 as of March 31, 2018. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•Costs to bringing the property into production, including, but not limited to: exploration work, preparation of production feasibility studies, and allowance for production facilities;

•Availability and costs of financing;

•Ongoing costs of production;

•Environmental compliance regulations and restraints; and

•Political climate and/or governmental regulation and control.

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

From inception through to March 31, 2018, we have incurred aggregate losses of approximately $4,384,000. Our net loss for the year ended March 31, 2018 was approximately $477,000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Blind Gold Property

The Blind Gold Property consists of 107 unpatented lode-mining claims and combination of surface and mineral title to property located near the Historic Maitland Gold Mine. In total, the Blind Gold Property covers approximately 2,097 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Ranges 2 and 3 E and cover portions of Sections 1, 12 and 13 in Range 2E and Sections 5,6,7,8 and 18 in Range 3E.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2018, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

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

Fiscal Year 2018	High	Low
Quarter ended March 31, 2018	$0.09	$0.04
Quarter ended December 31, 2017	$0.10	$0.03
Quarter ended September 30, 2017	$0.07	$0.03
Quarter ended June 30, 2017	$0.09	$0.05
Fiscal Year 2017	High	Low
Quarter ended March 31, 2017	$0.10	$0.04
Quarter ended December 31, 2016	$0.05	$0.02
Quarter ended September 30, 2016	$0.08	$0.03
Quarter ended June 30, 2016	$0.20	$0.05

The last bid price of our common stock on June 15, 2018 was $0.06 per share.

Holders

The approximate number of holders of record of our common stock as of June 19, 2018 was 43.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended March 31, 2018, we did not effect any repurchase of securities.

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

Recent Sales of Unregistered Securities During Fiscal 2018

Outside of the below recent sales of unregistered securities, all other sales of unregistered securities during the fiscal year ended March 31, 2018, were previously reported under our quarterly reports on Form 10-Q and current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)

November 2017	Common Stock	1,000,000	Private Investor	100,000	Private Placement	4(2)

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

Current Plan of Operations

We plan on concentrating all exploration activities on our gold property in South Dakota. During fiscal year 2019, we will require additional new financing of approximately $2.0 million to carry out our planned exploration, none of which we have secured as of the date hereof.

Our planned exploration program will consist primarily of field and diamond drill programs. Additionally, the budget and any use of proceeds covering any equity based financing would provide for the annual maintenance requirements for the Company’s claims, leases, and concessions and our general operating needs.

Table: Fiscal Year 2019 Proposed Exploration Expenditures ($000)
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

Liquidity and Capital Resources

As of March 31, 2018, we had a working capital deficit of approximately $2,586,000 and our accumulated deficit as of March 31, 2018 was approximately $4,384,000. We had a loss for the year ended March 31, 2018 of approximately $477,000.

The Company used $129,000 in cash from operating activity in the fiscal year ended March 31, 2018 compared to $103,000 in the year ended March 31, 2017. The increase is a result of higher net loss in 2018. The cash used in 2018 is a result of net loss off-set by increases in accounts payable and accrued liabilities primarily due to executive management.

The Company generated cash from finance activities of $80,000 during 2018 compared to $160,000 in 2017. This reduction in 2018 is due to no new notes payable in 2018 offset by loan repayments in 2018.

During our fiscal year ending March 31, 2019, we plan to spend approximately $897,000 for diamond drilling, $23,000 for field programs and $90,000 for assays, as well as approximately $691,000 for expenses related to exploration programs. The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors. We estimate that general and administrative expenses during fiscal year ending March 31, 2019 will be approximately $400,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Results of Operations

Fiscal years ended March 31, 2018 and 2017

Revenue

We had no operating revenues during the fiscal years ended March 31, 2018 and 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,384,000 as of March 31, 2018.

Exploration Costs

During the years ended March 31, 2018 and 2017, our exploration costs were due to payments of annual claim maintenance fees related to our mineral properties.

General and Administrative

Our general and administrative expenses for the year ended March 31, 2018 and March 31, 2017 were approximately $402,000 and $369,000. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended March 31, 2018 and 2017 totaling approximately $444,000 and $391,000, respectively, and net losses for the fiscal years ended March 31, 2018 and 2017 totaling approximately $477,000 and $423,000, respectively. We incurred interest from notes payable for the fiscal years ended March 31, 2018 and 2017, respectively, in the amounts of approximately $33,000 and $32,000.

Off-Balance Sheet Arrangements

For the fiscal years ended March 31, 2018 and 2017, we did not have any Off-Balance Sheet Arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended March 31, 2018

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dakota Territory Resource Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dakota Territory Resource Corp.(the Company) as of March 31, 2018 and 2017, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two year period ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. The 2018 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

We have served as the Company’s auditor since 2008.

Houston, Texas

June 27, 2018

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
	March 31, 2018	March 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,981	$69,189
Prepaid expenses and other current assets	4,333	4,000
Total current assets	24,314	73,189

Mineral properties	216,104	216,104

TOTAL ASSETS	$240,418	$289,293

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$547,595	$501,731
Accounts payable, related party	1,321,345	1,018,742
Line of credit	37,601	36,074
Notes payable	305,550	305,550
Note payable to related party	298,145	320,000
Convertible notes payable	100,000	100,000
Derivative liability	-	-
Total current liabilities	2,610,236	2,282,097
Total liabilities	2,610,236	2,282,097

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and
March 31, 2017, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
59,566,787 and 58,566,787 shares issued and outstanding as of
March 31, 2018 and March 31, 2017, respectively	59,567	58,567
Additional paid-in capital	1,955,036	1,856,036
Accumulated deficit	(4,384,421)	(3,907,407)
Total shareholders' deficit	(2,369,818)	(1,992,804)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240,418	$289,293

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS

	Year Ended March 31
	2018	2017

OPERATING EXPENSES
Exploration costs	$42,355	$21,855
General and administrative expenses	401,935	369,311

Total operating expenses	444,290	391,166

LOSS FROM OPERATIONS	(444,290)	(391,166)

OTHER INCOME (EXPENSE)
Interest expense	(32,724)	(32,020)
Total other income (expense)	(32,724)	(32,020)

NET LOSS	$(477,014)	$(423,186)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	58,920,212	57,542,540

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2018	2017
Net loss	$(477,014)	$(423,186)
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(333)	7,427
Accounts payable & accrued liabilities	45,864	31,077
Accounts payable, related party	302,603	282,050
Net cash used in operating activities	(128,880)	(102,632)

Cash Flows From Investing Activities:
Repayment (Issuance) of note receivable to related party	-	12,500
Investment in mineral properties	-	(16,538)
Net cash used in investing activities	-	(4,038)

Cash Flows From Financing Activities:
Proceeds from (repayments on) note payable - related party	(21,855)	55,000
Proceeds from stock subscription agreement	-	5,000
Proceeds from the issuance of common stock	100,000	105,000
Proceeds from (repayments of) line of credit	1,527	(4,692)
Net cash provided by financing activities	79,672	160,308

Net change in cash	(49,208)	53,638
Cash and Cash Equivalents, Beginning of Period	69,189	15,551

Cash and Cash Equivalents, End of Period	$19,981	$69,189

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period ended March 31, 2018 and March 31, 2017

	Preferred Stock		Common Stock
	10,000,000 shares authorized		300,000,000 shares authorized
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.001 per share	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
BALANCE, March 31, 2016	-	$-	56,716,787	$56,717	$1,747,886	$(3,484,221)	$(1,679,618)

Cash received for stock subscription	-		-	-	5,000	-	5,000
Shares issued for cash and warrants	-	-	1,500,000	1,500	103,500	-	105,000
Stock issued for services recognized in the prior year	-	-	100,000	100	(100)	-	-
Stock issued for cash received in the prior year	-	-	250,000	250	(250)		-
Net loss	-	-	-	-	-	(423,186)	(423,186)

BALANCE, March 31, 2017	-	-	58,566,787	58,567	1,856,036	(3,907,407)	(1,992,804)

Shares issued for cash	-	-	1,000,000	1,000	99,000	-	100,000
Net loss	-	-	-	-	-	(477,014)	(477,014)

BALANCE, March 31, 2018	-	$-	59,566,787	$59,567	$1,955,036	$(4,384,421)	$(2,369,818)

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

Going Concern

These financial statements have been prepared assuming that we will continue as a going concern. The Company has an accumulated deficit of approximately $4,384,000 since inception and, has yet to achieve profitable operations, and projects further losses in the development of its business.

At March 31, 2018 the Company had a working capital deficit of approximately $2,586,000. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available on terms acceptable to us. The issuances of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. We may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

Fair Value Measurements

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified with Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).The three levels of inputs used to measure fair value are as follows:

•Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Recent Accounting Pronouncements

Pronouncements between March 31, 2018 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3 Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the twelve months ended March 31, 2018 and 2017, we incurred approximately $138,000 in each year, in management fees and rent from Minera Teles Pires Inc. As of March 31, 2018 and 2017, we owed Minera Teles Pires approximately $687,000 and $523,000, respectively, for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the twelve months ended March 31, 2018 and 2017, we incurred approximately $108,000 in each year, in consulting fees from Jerikodie, Inc. As of March 31, 2018 and 2017, we owed Jerikodie, Inc. approximately $507,000 and $399,000, respectively, for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the twelve months ended March 31, 2018 and 2017, we incurred $36,000 in each year, in compensation to Mr. Mathers. As of March 31, 2018 and 2017, we owed Mr. Mathers $127,000 and $97,000, respectively, for consulting fees.

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	March 31,	March 31,
	2018	2017

Capitalized costs	$216,104	$216,104
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$216,104	$216,104

Note 5 Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended March 31, 2018 and 2017:

	2018	2017

Loss before income taxes	$(477,014)	$(423,186)

Income tax benefit computed at statutory rates	$(162,000)	$(144,000)
Increase in valuation allowance	86,000	136,000
Impact of change in tax rates	62,000	-
Temporary differences, exploration costs	14,000	8,000
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized. Significant components of our deferred tax asset at March 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets (liability)
Net operating loss carryforwards	$2,984,000	$2,836,000
Impact of change in tax rate	(1,843,000)	-
Net capital loss carryforwards	527,000	527,000
Less: valuation allowance	(1,668,000)	(3,363,000)
Net deferred tax assets	$-	$-

As a result of a change in control effective in September 2012, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carry forward in the approximate amount of $8,777,000 will begin to expire in 2026. We file income tax returns in the United States and in one state jurisdiction.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2018 or March 31, 2017. The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 6 Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$ 82,775	$ 50,203	$ 132,978
Dec 01, 2005	On demand	5% per annum	$ 18,800	$ 11,402	$ 30,202
Jan 06, 2006	On demand	5% per annum	$ 100,000	$ 60,650	$ 160,650
Jul 14, 2006	On demand	5% per annum	$ 103,975	$ 63,062	$ 167,037
Total			$ 305,550	$ 185,317	$ 490,867

As of March 31, 2018, the interest amount has been accrued but is unpaid.

Notes Payable to Related Party

The Company had 11 notes payable to its President pursuant to advances which had historically been made by the President. The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum. These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”). In conjunction with this restructuring, the President forgave accrued interest totaling $57,817 (recorded as an equity transaction). The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at March 27, 2018 and remains unpaid.

On August 26, 2016, the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 3% and was due and payable on October 26, 2016. The Company paid $21,855 in principle during the year ended March 31, 2018. The remainder of the loan is outstanding as of the date of this filing.

On September 15, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 4% and was due and payable on December 14, 2016. This loan remains outstanding as of the date of this filing.

Note 7 Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($48,986 as of March 31, 2018) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. As of March 31, 2018, this note is outstanding.

Note 8 Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at March 31, 2018 and 2017 was $37,600 and $36,074, respectively.

Note 9 Common Stock

On November 22, 2017, the Company completed a sale of our restricted common shares to a private investor. The Company sold a total of 1,000,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $100,000 received by the Company.

At March 31, 2018, the total issued and outstanding shares were 59,566,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the two year period ended March 31, 2018 is as follows:

			Weighted Average Remaining Life (Years)
	Options	Price Range
Outstanding March 31, 2016	7,350,000	$0.06 - 0.14	6.78
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding March 31, 2017	7,350,000	$0.06 – 0.14	6.78
Granted	-	-	-
Cancelled/Expired	(1,000,000)	$0.14	-
Exercised	-	-	-
Outstanding March 31, 2018	6,350,000	0.06 – 0.13	6.69
Exercisable March 31, 2018	6,350,000	$0.06 – 0.13	6.69

A summary of the Company's stock warrant activity and related information for the two year period ended March 31, 2018 is as follows:

Weighted Average Remaining Life (Years)
	Warrants	Price Range
Outstanding March 31, 2016	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired/Exercised	-	-	-
Outstanding March 31, 2017	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired	(1,500,000)	0.11	0.17
Exercised	-	-	-
Outstanding March 31, 2018	-	-	-
Exercisable March 31, 2018	-	$-	-

Note 10 Subsequent Events

On May 21, 2018, the Board approved 1,300,000 common stock options valued at $0.07 per share. The options were granted to replace Mr. Mathers 1,000,000 options which expired on March 19, 2018. The term of the new options is 7 years and vest immediately. These options will be valued during the first fiscal quarter of 2019 using the Black-Scholes pricing model.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended March 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of March 31, 2018, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Changes to Internal Controls and Procedures over Financial Reporting

We intend that our internal control over financial reporting will be modified once we have adequate funding to allow adding additional advisors to address deficiencies in the financial closing, review and analysis process, which will improve our internal control over financial reporting.

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

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Bachman	Director, President and Chief Executive Officer	64	September 2005
Gerald Aberle	Director, Vice President & Chief Operating Officer	60	February 2012
Wm. Chris Mathers	Chief Financial Officer	58	March 2013

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

As of March 31, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

There have been no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officer and control persons have not been involved in any of the following events during the past five years:

1.Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Item 11. Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at March 31, 2018 named executive officers. “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Bachman, President and CEO	2018 2017 2016	120,000 120,000 120,000	-- -- --	-- -- --	-- -- ---	-- -- --	-- -- --	-- -- --	120,000 120,000 120,000
Gerald Aberle Vice President and COO	2018 2017 2016	108,000 108,000 108,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	108,000 108,000 108,000
Wm Chris Mathers, CFO	2018 2017 2016	36,000 36,000 20,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	36,000 36,000 20,000

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

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2018, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers. We do not currently have a compensation committee.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options held by the Company’s Named Executive Officers as of March 31 2018. No stock appreciation rights were awarded.

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 20, 2018, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group. As of June 20, 2018, there were 59,566,787 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,546,579 (2)	27.78%
Gerald Aberle c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(3)	26.86%
Tony Kamin 619 Bluff Street Glencoe, IL 60022	3,650,000 (4)	6.13%
Wm. Chris Mathers 1124 24th St. Galveston, TX 77550	450,000 (5)	0.76%
All Directors and Officers as a Group	36,646,579	61.52%

(1)Based on 59,566,787 shares of common stock issued and outstanding as of June 20, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)Consists of (i) 14,505,179 shares of common stock held in the name of Richard Bachman, (ii) 41,400 shares of common stock held in an S-Corporate controlled by Richard Bachman, and (iii) a ten year option to purchase 2,000,000 shares of common stock at an exercise price of $0.08 per share.

(3)Consists of (i) 14,000,000 shares of common stock, and (ii) a ten year option to purchase 2,000,000 shares of common stock at an exercise price of $0.08 per share.

(4)Mr. Kamin (i) indirectly owns 550,000 shares through RLR Services Partnership, over which he has voting and investment power, (ii) indirectly owns 2,250,000 shares through Composite Resources, LLC over which he has voting and investment power, (iii) indirectly owns 250,000 shares owned by Alpha Nexus Partners over which he has voting and investment power, and (iv) a ten year option to purchase 600,000 shares of common stock at an exercise price of $0.08 per share. On April 14, 2016, Tony Kamin resigned from his position as a Director with the Board.

(5)Consists of (i) 150,000 shares of common stock and (ii) a ten year option to purchase 300,000 shares of common stock at an exercise price of $0.08 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On August 26, 2016, the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 3% and was due and payable on October 26, 2016. The Company paid $21,855 in principle during the year ended March 31, 2018. The remainder of the loan is outstanding as of the date of this filing.

On September 15, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 4% and was due and payable on December 14, 2016. This loan remains outstanding as of the date of this filing.

Issuance of stock and consulting arrangements

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the twelve months ended March 31, 2018, we incurred approximately $138,000 in management fees and rent from Minera Teles Pires Inc. As of March 31, 2018, we owed Minera Teles Pires approximately $687,000 for management fees and out of pocket expenses.

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

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the twelve months ended March 31, 2017, we incurred approximately $108,000 in consulting fees from Jerikodie, Inc. As of March 31, 2018, we owed Jerikodie, Inc. approximately $507,000 for consulting fees and out of pocket expenses.

The Company and Mr. Mathers, in connection with his appointment as Chief Financial Officer, entered into a consulting agreement whereby the Company agreed to compensate Mr. Mathers with 100,000 shares of Common Stock issued and a five-year option to purchase 1,000,000 shares of Common Stock at an exercise price of 0.14 per share. As of the date hereof, all options have expired. The Company also agreed to pay to Mr. Mathers cash consideration in the amount of $1,000 per month, increasing to $2,000 per month on September 1, 2013, and to $3,000 per month on March 1, 2014. In January 2013, Mr. Mathers purchased 50,000 shares of Common Stock for $5,000. As of March 31, 2018, we owed Mr. Mathers approximately $127,000 for consulting fees.

Director Independence

Our board of directors has determined that none of our present board members are “independent directors” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended March 31, 2018 and 2017, the aggregate fees billed by our independent accountants, LBB & Associates Ltd., LLP, for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended March 31, 2018	Fiscal year ended March 31, 2017
Audit fees	$29,200	$28,200
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

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
Dated: June 29, 2018

/s/ Gerald Aberle
By: Gerald Aberle
Vice President, Director
(Chief Operating Officer)
Dated: June 29, 2018

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers
(Chief Financial Officer and Principal Accounting Officer)
Dated: June 29, 2018