Form 10-Q
period 2018-06-30
DAKOTA TERRITORY RESOURCE CORP
filed 2018-08-10
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of issuer’s common stock outstanding at August 9, 2018: 59,566,787

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(unaudited)

	June 30, 2018	March 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,571	$19,981
Prepaid expenses and other current assets	1,083	4,333
Total current assets	7,654	24,314

Mineral properties	216,104	216,104

TOTAL ASSETS	$223,758	$240,418

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$504,271	$547,595
Accounts payable and accrued liabilities, related party	1,448,114	1,321,345
Line of credit	36,496	37,601
Notes payable	305,550	305,550
Note payable to related party	305,145	298,145
Convertible notes payable	100,000	100,000
Derivative liability	-	-
Total current liabilities	2,699,576	2,610,236
Total liabilities	2,699,576	2,610,236

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and March 31, 2017, respectively

	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 59,566,787 and 58,566,787 shares issued and outstanding as of March 31, 2018 and March 31, 2017, respectively

	59,567	59,567
Additional paid-in capital	2,046,027	1,955,036
Accumulated deficit	(4,581,412)	(4,384,421)
Total shareholders' deficit	(2,475,818)	(2,369,818)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$223,758	$240,418

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended June 30th
	2018	2017

OPERATING EXPENSES
Exploration costs	$-	$20,500
General and administrative expenses	188,397	102,909

Total operating expenses	188,397	123,409

LOSS FROM OPERATIONS	(188,397)	(123,409)

OTHER INCOME (EXPENSE)
Interest expense	(8,594)	(8,181)
Total other income (expense)	(8,594)	(8,181)

NET LOSS	$(196,991)	$(131,590)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	59,566,787	58,566,787

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended June 30
	2018	2017
Net loss	$(196,991)	$(131,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Compensation cost	90,991	-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	3,250	(3,000)
Accounts payable & accrued liabilities	(43,324)	21,372
Accounts payable, related party	126,769	67,500
Net cash used in operating activities	(19,305)	(45,718)

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	7,000	-
Repayments of line of credit	(1,105)	(988)
Net cash provided by financing activities	5,895	(988)

Net change in cash	(13,410)	(46,706)
Cash and Cash Equivalents, Beginning of Period	19,981	69,189

Cash and Cash Equivalents, End of Period	$6,571	$22,483

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Dakota Territory Resource Corp. (“we”, “us”, “our”, the “Company”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended March 31, 2018 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2018 as reported in our annual report on Form 10-K, have been omitted.

The Company’s absence of revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the three months ended June 30, 2018, we incurred approximately $34,500, in management fees and rent from Minera Teles Pires Inc. As of June 30, 2018, we owed Minera Teles Pires approximately $722,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the three months ended June 30, 2018 we incurred approximately $27,000 in fees from Jerikodie, Inc. As of June 30, 2018, we owed Jerikodie, Inc. approximately $537,000 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the three months ended June 30, 2018, we incurred $9,000 in compensation to Mr. Mathers. As of June 30, 2018, we owed Mr. Mathers $130,000 for consulting fees.

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

Note 3—Mineral Properties (continued)

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

On April 5, 2017 the Company acquired options to purchase a combination of surface and mineral titles to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property. The Company is required to make annual lease payments totaling $20,000 for a period of 5 years, of which $20,000 was due upon execution of the agreement. The Company has an option to purchase the mineral properties for total price of $626,392. As of June 30, 2018, the Company is current on all required annual lease payments.

As of June 30, 2018 and March 31, 2018, the total capitalized cost in mineral properties was $216,104. The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

Note 4—Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$51,238	$134,013
Dec 01, 2005	On demand	5% per annum	$18,800	$11,637	$30,437
Jan 06, 2006	On demand	5% per annum	$100,000	$61,900	$161,900
Jul 14, 2006	On demand	5% per annum	$103,975	$64,362	$168,337
Total			$305,550	$189,137	$494,687

As of June 30, 2018, the interest amount has been accrued but is unpaid.

Notes Payable to Related Party

The Company had 11 notes payable to its President pursuant to advances which had historically been made by the President. The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum. These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”). In conjunction with this restructuring, the President forgave accrued interest totaling $57,817 (recorded as an equity transaction). The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at June 30, 2018 and remains unpaid.

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

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Note 4—Notes Payable (continued)

During the quarter ended June 30, 2018, we received an advance from Mr. Bachman in the amount of $7,000 for working capital.

Note 5—Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($48,986 as of June 30, 2018) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. As of June 30, 2018, this note is outstanding.

Note 6—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at June 30, 2018 was approximately $36,500.

Note 7—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

On May 21, 2018, the Board approved the issuance of 1,300,000 common stock plan options with an exercise price of $0.08 per share. The options were granted to replace Mr. Mathers 1,000,000 options which expired on March 19, 2018. The term of the new options is 7 years and vest immediately. The Black-Scholes pricing model was used to estimate the fair value of the 1,300,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 295%, and an expected life of 7 years. We have determined these options to have an approximate fair value of $91,000. These options have been expensed in full during the quarter ended June 30, 2018.

At June 30, 2018, the total issued and outstanding shares were 59,566,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the two year period ended June 30, 2018 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)

Outstanding March 31, 2016	7,350,000	$0.06 - 0.14	6.78
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding March 31, 2017	7,350,000	$0.06 – 0.14	6.78
Granted	-	-	-
Cancelled/Expired	(1,000,000)	$0.14	-
Exercised	-	-	-
Outstanding March 31, 2018	6,350,000	0.06 – 0.13	6.69
Granted	1,300,000	$0.07	6.69
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding June 30, 2018	7,650,000	0.06 – 0.13	6.69

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Note 7—Common Stock (continued)

A summary of the Company's stock warrant activity and related information for the two year period ended June 30, 2018 is as follows:

Weighted Average Remaining Life (Years)
	Warrants	Price Range
Outstanding March 31, 2016	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired/Exercised	-	-	-
Outstanding March 31, 2017	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired	(1,500,000)	0.11	0.17
Exercised	-	-	-
Outstanding March 31, 2018 and June 30, 2018	-	-	-
Exercisable March 31, 2018 and June 30, 2018	-	$-	-

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

Liquidity and Capital Resources

As of June 30, 2018, we had a working capital deficit of approximately $2,692,000 and our accumulated deficit as of June 30, 2018 was approximately $4,581,000. We had a loss for the three months ended June 30, 2018 of approximately $197,000.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2018, we had cash of $6,571. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totaling approximately $2,700,000. This includes current obligation amounts for accounts payable – related party of approximately $1,389,000 and notes payable – related party of $305,000.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 of our June 30, 2018 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Results of Operations

Three months ended June 30, 2018 and 2017

We had no operating revenues for the three months ended June 30, 2018 and 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,581,000 as of June 30, 2018.

Our general and administrative expenses for the three months ended June 30, 2018 and 2017 were approximately $188,000 and $103,000, respectively. The increase is primarily due to consulting fees caused by issuing approximately $91,000 in options to the Chief Financial Officer. We incurred exploration expenses of $0 and $20,500 for the three months ended June 30, 2018 and 2017, respectively.

We had a net loss from operations for the three months ended June 30, 2018 and 2017 totaling approximately $188,000 and $123,000, respectively. The increase is primarily due to consulting fees caused by issuing approximately $91,000 in options to the Chief Financial Officer. We accrued interest on notes payable totaling approximately $9,000 and $8,000 for the three months ended June 30, 2018 and 2017, respectively. We had a net loss for the three months ended June 30, 2018 and 2017 totaling approximately $197,000 and $131,000, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
June 2018	Common Stock Purchase Options	1,300,000(A)	CFO	$Nil	Employment	Sec. 4(a)(2)

(A)	Common Stock Purchase Options were issued to our CFO. Options vested immediately. Each option is exercisable for a 7-year term at an exercise price of $0.08.

(B)

With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

DAKOTA TERRITORY RESOURCE CORP.

/s/ Gerald Aberle
By: Gerald Aberle, duly authorized officer
Chief Executive Officer and Principal Executive Officer
Dated: August 10, 2018

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: August 10, 2018