Form 10-Q
period 2018-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2018-11-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Number of shares of issuer’s common stock outstanding at November 13, 2018: 60,616,787

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(Unaudited)

	September 30, 2018	March 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,631	$19,981
Prepaid expenses and other current assets	8,568	4,333
Total current assets	48,199	24,314

Mineral properties	216,104	216,104

TOTAL ASSETS	$264,303	$240,418

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$510,016	$547,595
Accounts payable, related party	1,523,723	1,321,345
Line of credit	37,531	37,601
Notes payable	305,550	305,550
Note payable to related party	305,145	298,145
Convertible notes payable	110,500	100,000
Total current liabilities	2,792,465	2,610,236
Total liabilities	2,792,465	2,610,236

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and
March 31, 2018, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
60,616,787 and 59,566,787 shares issued and outstanding as of
September 30, 2018 and March 31, 2018, respectively	60,617	59,567
Additional paid-in capital	2,128,977	1,955,036
Accumulated deficit	(4,717,756)	(4,384,421)
Total shareholders' deficit	(2,528,162)	(2,369,818)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$264,303	$240,418

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months ended September 30th		Three Months ended September 30th
	2018	2017	2018	2017

OPERATING EXPENSES
Exploration costs	$21,855	$20,500	$21,855	$-
General and administrative expenses	294,659	188,155	106,262	85,246

Total operating expenses	316,514	208,655	128,117	85,246

LOSS FROM OPERATIONS	(316,514)	(208,655)	(128,117)	(85,246)

OTHER INCOME (EXPENSE)
Interest expense	(16,822)	(16,362)	(8,228)	(8,181)
Total other income (expense)	(16,822)	(16,362)	(8,228)	(8,181)

NET LOSS	$(333,336)	$(225,017)	$(136,345)	$(93,427)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	59,566,787	58,566,787	59,566,787	58,566,787

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended September 30
	2018	2017
Net loss	$(333,336)	$(225,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	99,991	-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(4,235)	-
Accounts payable & accrued liabilities	(37,578)	28,828
Accounts payable, related party	202,378	135,000
Net cash used in operating activities	(72,780)	(61,189)

Cash Flows From Investing Activities:
Net cash used in investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	17,500	-
Proceeds from the issuance of common stock	75,000	-
Proceeds from (repayments of) line of credit	(70)	(2,044)
Net cash provided by financing activities	92,430	(2,044)

Net change in cash	19,650	(63,233)
Cash and Cash Equivalents, Beginning of Period	19,981	69,189

Cash and Cash Equivalents, End of Period	$39,631	$5,956

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities

Common stock issued for conversion of note payable	$-	$-
Debt discount on convertible note	$-	$-

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

On July 6, 2018, Richard Bachman resigned his position as President and CEO of the Company. Mr. Bachman simultaneously accepted the new position of Chief Geological Officer (“CGO”) and remains a Director of the Company. Also, on July 6, 2018, Gerald Aberle assumed the position of President and CEO of the Company while still retaining the position of COO.

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the CGO and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the three months ended September 30, 2018, we incurred approximately $34,500 in management fees and rent from Minera Teles Pires Inc. As of September 30, 2018, we owed Minera Teles Pires approximately $756,200 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our President and CEO and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the three months ended September 30, 2018 we incurred approximately $29,000 in fees from Jerikodie, Inc. As of September 30, 2018, we owed Jerikodie, Inc. approximately $565,900 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the three months ended September 30, 2018, we incurred $9,000 in compensation to Mr. Mathers. As of June 30, 2018, we owed Mr. Mathers $139,000 for consulting fees.

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Located immediately to the north and adjoining the Company’s

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Note 3—Mineral Properties (continued)

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

As of September 30, 2018 and March 31, 2018, the total capitalized cost in mineral properties was $216,104. The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

Note 4—Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$52,273	$135,048
Dec 01, 2005	On demand	5% per annum	$18,800	$11,872	$30,672
Jan 06, 2006	On demand	5% per annum	$100,000	$63,150	$163,150
Jul 14, 2006	On demand	5% per annum	$103,975	$65,662	$169,637
Total			$305,550	$192,957	$498,507

As of September 30, 2018, the interest amount has been accrued but is unpaid.

Notes Payable to Related Party

The Company had 11 notes payable to its CGO pursuant to advances which had historically been made by the CGO. The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum. These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”). In conjunction with this restructuring, the CGO forgave accrued interest totaling $57,817 (recorded as an equity transaction). The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at September 30, 2018 and remains unpaid.

On August 26, 2016, the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our CGO, for the purpose of funding ongoing operating expenses. The note bears annual interest of 3% and was due and payable on October 26, 2016. The Company paid $21,855 in principle during the year ended March 31, 2018. The remainder of the loan is outstanding as of the date of this filing.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Note 4—Notes Payable (continued)

On September 15, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our CGO, for the purpose of funding ongoing operating expenses. The note bears annual interest of 4% and was due and payable on December 14, 2016. This loan remains outstanding as of the date of this filing.

On August 10, 2018, the Company issued a note payable in the amount of $10,500 to Jerikodie, Inc., a Company controlled by our President and CEO, for the purpose of funding ongoing operating expenses. The note bears interest of 3% and is due and payable immediately upon closing its first financing.

During the six months ended September 30, 2018, we received an advance from our CGO in the amount of $7,000 for working capital.

Note 5—Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable, however the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($51,542 as of September 30, 2018) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. As of September 30, 2018, this note is outstanding.

Note 6—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at September 30, 2018 was approximately $37,500. The line of credit is guaranteed by an officer.

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

On August 21, 2018, the Company completed a sale of our restricted common shares to a private investor. The Company sold a total of 750,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $75,000 received by the Company. In addition, the Company issued a Warrant to purchase an additional 750,000 shares of our restricted common stock at an exercise price of $0.10 per share on or before August 20, 2019. We have determined that the 750,000 common stock warrants have an approximate fair value of $20,100. The Black-Scholes pricing model was used to estimate the fair value of the 750,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 291%, and an expected life of 1 year. The warrant has not been exercised.

At September 30, 2018, the total issued and outstanding shares were 60,616,787.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Note 7—Common Stock (continued)

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the two year period ended September 30, 2018 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)

Outstanding March 31, 2016	7,350,000	$0.06 - 0.14	6.78
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding March 31, 2017	7,350,000	$0.06 – 0.14	6.78
Granted	-	-	-
Cancelled/Expired	(1,000,000)	$0.14	-
Exercised	-	-	-
Outstanding March 31, 2018	6,350,000	0.06 – 0.13	6.69
Granted	1,300,000	$0.07	6.69
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding September 30, 2018	7,650,000	0.06 – 0.13	6.69

A summary of the Company's stock warrant activity and related information for the two year period ended September 30, 2018 is as follows:

			Weighted Average Remaining Life (Years)
	Warrants	Price Range
Outstanding March 31, 2016	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired/Exercised	-	-	-
Outstanding March 31, 2017	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired	(1,500,000)	0.11	0.17
Exercised	-	-	-
Outstanding March 31, 2018	-	-	-
Granted	750,000	$0.10	0.10
Outstanding September 30, 2018	750,000	$0.10	0.10

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Note 8 – Consulting agreement

On July 19, 2018, the Company entered into a geological consulting agreement with an individual. As consideration for the consulting agreement, the Company granted this individual 300,000 shares of Common Stock at a price $0.03 per share, or $9,000 total consideration.

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

On April 5, 2017, we acquired a combination of surface and mineral title to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property.

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

Current Plan of Operations

We plan on concentrating all exploration activities on our gold property in South Dakota. During fiscal year 2019, we will require additional new financing of approximately $2.0 million to carry out our planned exploration, none of which we have secured as of the date hereof, including general and administrative expenses of approximately $400,000.

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

Liquidity and Capital Resources

As of September 30, 2018, we had a working capital deficit of approximately $2,744,000 and our accumulated deficit as of September 30, 2018 was approximately $4,718,000. We had a loss for the six months ended September 30, 2018 of approximately $333,000.

We received $75,000 from an investor in a private placement for the purchase of 750,000 shares of our common stock at $0.10 per share.

During our fiscal year ending March 31, 2019, we plan to spend approximately $897,000 for diamond drilling, $23,000 for field programs and $90,000 for assays, as well as approximately $691,000 for expenses related to exploration programs. The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors. We estimate that general and administrative expenses during fiscal year ending March 31, 2019 will be approximately $400,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations, not including planned exploration costs of approximately $1,600,000.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2018, we had cash of $39,631. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totaling approximately $2,792,000. This includes current obligation amounts for accounts payable – related party of approximately $1,520,000 and notes payable – related party of $305,000.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 of our September 30, 2018 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Results of Operations

Six months ended September 30, 2018 and 2017

We had no operating revenues for the six months ended September 30, 2018 and 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,718,000 as of September 30, 2018.

Our exploration costs were approximately $21,900 and $20,500 for the six months ended September 30, 2018 and 2017, respectively. Our general and administrative expenses for the six months ended September 30, 2018 were approximately $295,000 and approximately $188,000 for the six months ended September 30, 2017. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended September 30, 2018 and 2017 totaling approximately $317,000 and $209,000, respectively, and a net loss for the six months ended September 30, 2018 and 2017 totaling approximately $333,000 and $225,000, respectively. We accrued interest expense on notes payable totaling approximately $16,882 and $16,000, respectively, for the six months ended September 30, 2018 and 2017.

Three months ended September 30, 2018 and 2017

We had no operating revenues for the three months ended September 30, 2018 and 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,718,000 as of September 30, 2018.

Our general and administrative expenses for the three months ended September 30, 2018 and 2017 were approximately $106,000 and $85,000, respectively. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. Our exploration expenses for the three months ended September 30, 2018 and 2017 were $22,000.

We had losses from operations for the three months ended September 30, 2018 and 2017 totaling approximately $128,000 and $85,000, respectively, and a net loss for the three months ended September 30, 2018 and 2017 totaling approximately $136,000 and $93,000, respectively. We accrued interest expense on notes payable totaling $8,000 and $8,000 for three months ended September 30, 2018 and 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that ave materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
June 2018	Common Stock Purchase Options	1,300,000(A)	CFO	$Nil	Employment	Sec. 4(a)(2)
August 2018	Common Stock	750,000	PP Investor	$75,000	Cash	Sec. 4(a)(2)
August 2018	Common Stock Purchase Warrants	750,000	PP Investor	$Nil	--	Sec. 4(a)(2)

(A)	Common Stock Purchase Options were issued to our CFO. Options vested immediately. Each option is exercisable for a 7-year term at an exercise price of $0.08.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2017, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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
Dated: November 14, 2018

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: November 14, 2018