Form 10-Q
period 2018-12-31
DAKOTA TERRITORY RESOURCE CORP
filed 2019-02-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-501191

Dakota Territory Resource Corp.

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

Number of shares of issuer’s common stock outstanding at February 1, 2019: 60,916,787

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(unaudited)

	December 31, 2018	March 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,584	$19,981
Prepaid expenses and other current assets	9,862	4,333
Total current assets	15,446	24,314

Mineral properties	216,104	216,104

TOTAL ASSETS	$231,550	$240,418

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$523,284	$547,595
Accounts payable, related party	1,597,713	1,321,345
Line of credit	36,410	37,601
Notes payable	305,550	305,550
Note payable to related party	315,645	298,145
Convertible notes payable	100,000	100,000
Total current liabilities	2,878,602	2,610,236
Total liabilities	2,878,602	2,610,236

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and
March 31, 2018, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
60,916,787 and 59,566,787 shares issued and outstanding as of
December 31, 2018 and March 31, 2018, respectively	60,917	59,567
Additional paid-in capital	2,137,677	1,955,036
Accumulated deficit	(4,845,646)	(4,384,421)
Total shareholders' deficit	(2,647,052)	(2,369,818)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$231,550	$240,418

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months ended December 31,		Three Months ended December 31,
	2018	2017	2018	2017

OPERATING EXPENSES
Exploration costs	$33,367	$42,355	$11,512	$21,855
General and administrative expenses	402,776	275,111	108,117	86,956

Total operating expenses	436,143	317,466	119,629	108,811

LOSS FROM OPERATIONS	(436,143)	(317,466)	(119,629)	(108,811)

OTHER INCOME (EXPENSE)
Interest expense	(25,082)	(24,543)	(8,260)	(8,181)
Total other income (expense)	(25,082)	(24,543)	(8,260)	(8,181)

NET LOSS	$(461,225)	$(342,009)	$(127,889)	$(116,992)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	60,203,332	58,708,605	60,616,787	58,990,700

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months ended December 31
	2018	2017
Net loss	$(461,225)	$(342,009)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	108,991	-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(5,529)	-
Accounts payable & accrued liabilities	31,744	24,209
Accounts payable, related party	220,313	232,103
Net cash used in operating activities	(105,706)	(85,697)

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	17,500	(21,855)
Proceeds from the issuance of common stock	75,000	100,000
Proceeds from (repayments of) line of credit	(1,191)	1,647
Net cash provided by financing activities	91,309	79,792

Net change in cash	(14,397)	(5,905)
Cash and Cash Equivalents, Beginning of Period	19,981	69,189

Cash and Cash Equivalents, End of Period	$5,584	$63,284

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities	$-	$-

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the CGO and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid in cash and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the nine months ended December 31, 2018, we incurred $103,749 in management fees and rent from Minera Teles Pires Inc. As of December 31, 2018, we owed Minera Teles Pires $790,691 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our President and CEO and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the nine months ended December 31, 2018 we incurred $85,860 in fees from Jerikodie, Inc. As of December 31, 2018, we owed Jerikodie, Inc. $593,303 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $3,000 per month. During the nine months ended December 31, 2018, we incurred $27,000 in compensation to Mr. Mathers. As of December 31, 2018, we owed Mr. Mathers $148,000 for consulting fees.

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

DAKOTA TERRITORY RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

On April 5, 2017 the Company acquired options to purchase a combination of surface and mineral titles to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property. The Company is required to make annual lease payments totaling $20,000 for a period of 5 years, of which $20,000 was due upon execution of the agreement. The Company has an option to purchase the mineral properties for total price of $626,392. As of December 31, 2018, the Company is not current on the lease payments.

On November 19, 2018 the Company announced the staking of 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. The acquisition was based on recently completed inversion modeling of its geophysical survey data. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,167 acres and the Company’s overall land holdings in the Homestake District were increased 3,341 acres to approximately 4,059 acres in total.

As of December 31, 2018 and March 31, 2018, the total capitalized cost in mineral properties was $216,104. The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

Note 4—Notes Payable

The following promissory notes payable are unsecured and bear interest at 5% per annum. They are due on demand:

Date	Maturity	Interest rate	Principal	Interest	Total
Nov 15, 2005	On demand	5% per annum	$82,775	$53,307	$136,082
Dec 01, 2005	On demand	5% per annum	$18,800	$12,107	$30,907
Jan 06, 2006	On demand	5% per annum	$100,000	$64,400	$164,400
Jul 14, 2006	On demand	5% per annum	$103,975	$66,961	$170,936
Total			$305,550	$196,775	$502,325

As of December 31, 2018, the interest amount has been accrued but is unpaid.

Notes Payable to Related Party

The Company had 11 notes payable to its CGO pursuant to advances which had historically been made by the CGO. The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum. These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”). In conjunction with this restructuring, the CGO forgave accrued interest totaling $57,817 (recorded as an equity transaction). The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at December 31, 2018 and remains unpaid.

DAKOTA TERRITORY RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

Note 4—Notes Payable (continued)

On August 26, 2016, the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our CGO, for the purpose of funding ongoing operating expenses. The note bears annual interest of 3% and was due and payable on October 26, 2016. The Company paid $21,855 in principal during the year ended March 31, 2018. The remainder of the loan is outstanding as of the date of this filing.

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

During the nine months ended December 31, 2018, we received an advance from our CGO in the amount of $7,000 for working capital.

Note 5—Convertible Notes Payable

On August 14, 2008, the Company executed a 5% convertible note of $100,000 that was due August 13, 2010. The note is now due and payable; however, the lender has to date made no request for payment. The note may be converted from time to time, all or any part of the principal plus any unpaid accrued interest ($52,819 as of December 31, 2018) thereof into common stock of the Company at a conversion price per share equal to the greater of i) the closing market price per share of the common stock on the trading day immediately preceding the date of conversion as quoted on the OTC-BB or such other exchange upon which the Company’s shares are then listed or traded, or ii) $200 per share. As of December 31, 2018, this note is outstanding. There is no derivative liability associated with this note at December 31, 2018 as the market price of the stock would have to above $200 to trigger a derivative, which is unlikely based on the Company’s stock price as of December 31, 2018.

Note 6—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at December 31, 2018 was approximately $36,400. The line of credit is guaranteed by an officer.

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

DAKOTA TERRITORY RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

Note 7—Common Stock (continued)

On August 21, 2018, the Company completed a sale of our restricted common shares to a private investor. The Company sold a total of 750,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $75,000 received by the Company. In addition, the Company issued a Warrant to purchase an additional 750,000 shares of our restricted common stock at an exercise price of $0.10 per share on or before August 20, 2019. We have determined that the 750,000 common stock warrants have an approximate fair value of $20,100. The Black-Scholes pricing model was used to estimate the fair value of the 750,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 291%, and an expected life of one year. The warrant has not been exercised.

At December 31, 2018, the total issued and outstanding shares were 60,916,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the two year period ended December 31, 2018 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)

Outstanding March 31, 2017	7,350,000	$0.06 – 0.14	6.78
Granted	-	-	-
Cancelled/Expired	(1,000,000)	$0.14	-
Exercised	-	-	-
Outstanding March 31, 2018	6,350,000	0.06 – 0.13	6.69
Granted	1,300,000	$0.07	6.69
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding December 31, 2018	7,650,000	0.06 – 0.13	6.69

A summary of the Company's stock warrant activity and related information for the two year period ended December 31, 2018 is as follows:

			Weighted Average Remaining Life (Years)
	Warrants	Price Range
Outstanding March 31, 2017	1,500,000	$0.11	0.17
Granted	-	-	-
Cancelled/Expired	(1,500,000)	0.11	0.17
Exercised	-	-	-
Outstanding March 31, 2018	-	-	-
Granted	750,000	$0.10	0.10
Outstanding December 31, 2018	750,000	$0.10	0.10

DAKOTA TERRITORY RESOURCES CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

Note 8 – Consulting agreement

On October 2, 2018, the Company entered into a geological consulting agreement with an individual. As consideration for the consulting agreement, the Company granted this individual 300,000 shares of Common Stock at a price $0.03 per share, or $9,000 total consideration.

Note 9 – Subsequent events

On December 29, 2018, the Company issued a note payable to an entity controlled by its CEO in the amount of $10,000 for ongoing operating expenses. The funds were received by the Company subsequent to December 31, 2018.

On January 2, 2019, the Company entered into a Strategic Advisory agreement with an individual. As consideration for this position, the Company granted this individual 300,000, 10-year common stock options at an exercise price of $0.08 per share. These options will be valued using the Black-Scholes model in the period ending March 31, 2019.

On January 2, 2019, the Company’s Board of Directors consented to reprice 900,000 Incentive Plan options previously granted at $0.13 per share in March 2015 to three individuals. By Board consent, these options have been repriced at $0.08 per share. These options will be valued using the Black-Scholes model in the period ending March 31, 2019.

On February 5, 2019, the Company entered into an agreement for legal services in regards to various Corporate and securities law matters. In consideration of services to be performed, the Company has agreed to pay a monthly fee of $2,000 in cash and issue upon the date hereof a warrant to purchase up to 500,000 shares of our common stock, at the exercise price of $0.08 per share, on or before December 31, 2024. Effective February 5, 2019, and continuing on the first day of each subsequent calendar month thereafter, 41,667 shares of our common stock shall vest and become exercisable under this warrant (all 500,000 shares shall vest on January 1, 2020), provided that on such vesting date, our legal engagement with us has not been terminated by us.

Between January 2019 and February 2019, Dakota Territory Resource Corp. sold for $230,000 in cash an aggregate of 2,300,000 shares of common stock, $0.001 par value, and warrants to purchase an aggregate of 2,300,000 shares of Common Stock at a purchase price of $0.10 per share on or before June 30, 2020.

These shares of Common Stock and Warrants were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offering or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or sales commissions involved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Dakota Territory Resource Corp.,” "the Corp.oration" “we,” “our” or “us” refer to Dakota Territory Resource Corp.. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•the progress, potential and uncertainties of our 2019-2020 exploration program at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

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

Overview and Organizational History

We are an exploration stage company engaged in the business of the acquisition and exploration of mineral properties. The Company maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 3,341 acres. We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

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

On November 19, 2018 the Company announced the staking of 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. The acquisition was based on recently completed inversion modeling of its geophysical survey data. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,167 acres and the Company’s overall land holdings in the Homestake District were increased 3,341 acres to approximately 4,059 acres in total.

We were incorporated in the State of Nevada on February 6, 2002 under the name Lakefield Ventures, Inc. In September 2012, the Company changed its name from Mustang Geothermal Corp. to Dakota Territory Resource Corp., reflecting a change in business. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.

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

Current Plan of Operations

During fiscal years 2019 and 2020, the Company will require additional new financing of approximately $4.80 million to carry out our planned acquisition and exploration strategy in the Homestake District of the Black Hill of South Dakotas, including general and administrative expenses of approximately $675,000.

Our Corporate development strategy and 2-year budget is focussed on expanding our high quality brownfields mining interests in the District, continuing to build on our extensive historic data sets, permitting the Blind Gold and City Creek Properties for drilling, completing a new airborne geophysical survey, conducting several new field programs and the commencement of our first drill programs on the Homestake Paleoplacer Property. Our current working capital will not be sufficient to cover our estimated capital requirements during the next twelve-month period; we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

As of December 31, 2018, we had a working capital deficit of approximately $2.8 million and our accumulated deficit as of December 31, 2018 was approximately $4.8 million. We had a loss for the nine months ended December 31, 2018 of approximately $461,000.

During the nine months ending December 31, 2018, we received $75,000 from an investor in a private placement for the purchase of 750,000 shares of our common stock at $0.10 per share.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2018, we had cash of $5,584. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totaling $2,878,602. This includes current obligation amounts for accounts payable – related party of $1,597,713 and notes payable – related party of $315,645.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 of our December 31, 2018 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Results of Operations

Nine months ended December 31, 2018 and 2017

We had no operating revenues for the nine months ended December 31, 2018 and 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of $4,845,646 as of December 31, 2018.

Our exploration costs were approximately $33,400 and $42,400 for the nine months ended December 31, 2018 and 2017, respectively. Our general and administrative expenses for the nine months ended December 31, 2018 were approximately $403,000 and approximately $275,000 for the nine months ended December 31, 2017. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended December 31, 2018 and 2017 totaling approximately $436,000 and $317,000, respectively, and a net loss for the nine months ended December 31, 2018 and 2017 totaling approximately $462,000 and $342,000, respectively. We accrued interest expense on notes payable totaling approximately $25,000 and $25,000 for the nine months ended December 31, 2018 and 2017, respectively.

Three months ended December 31, 2018 and 2017

We had no operating revenues for the three months ended December 31, 2018 and 2017. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of $4,845,646 as of December 31, 2018.

Our general and administrative expenses for the three months ended December 31, 2018 and 2017 were approximately $108,000 and $87,000, respectively. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. Our exploration expenses for the three months ended December 31 30, 2018 and 2017 were approximately $12,000 and $22,000, respectively.

We had losses from operations for the three months ended December 31, 2018 and 2017 totaling approximately $120,000 and $109,000, respectively, and a net loss for the three months ended December 31, 2018 and 2017 totaling approximately $128,000 and $117,000, respectively. We accrued interest expense on notes payable totaling approximately $8,000 and $8,000 for three months ended December 31, 2018 and 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q and up to the date of this filing.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
October 2018	Common Stock	300,000	Consultant	$Nil	Services	Sec. 4(a)(2)
January -February 2019	Common Stock	2,300,000	PP Investors	$230,000	Cash	Sec. 4(a)(2)
January – February 2019	Common Stock Purchase Warrants	2,300,000	PP Investors	$Nil	--	Sec. 4(a)(2)

(A)With respect to sales designated by “Sec. 4(a)(2),” these securities were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are attached hereto or are inCorp.orated by reference:

Exhibit Number	Description
3.1 (i), (ii)	Articles and Bylaws inCorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003.
3.2	Certificate of Amendment to the Articles of InCorporation dated June 2, 2005 inCorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.3	Certificate of Change dated June 2, 2005 inCorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.4	Certificate of Amendment to the Articles of InCorporation inCorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change inCorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.6	Articles of InCorporation of Urex Energy Corp.. inCorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.7	Articles of Merger inCorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.8	Certificate of Change inCorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.9	Certificate of Correction with respect to the Certificate of Change inCorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.10	Certificate of Correction with respect to the Articles of Merger inCorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.11	Amended Articles and Plan of Merger filed on September 14, 2012 inCorporated by reference from our Current Report on Form 8-K filed on October 3, 2012.
16.1	Letter from PLS, CPA dated April 2, 2013 inCorporated by reference from our Current Report on Form 8-K filed on April 5, 2013.
14.1	Our Code of Ethics adopted April 26, 2013 inCorporated by reference from our annual report on Form 10-K filed on July 1, 2013.
31.1*	Section 302 Certification of Richard Bachman, Chief Executive Officer
31.2*	Section 302 Certification of Wm. Chris Mathers, Chief Financial Officer
32.1*	Section 906 Certification of Richard Bachman, Chief Executive Officer
32.2*	Section 906 Certification of Wm. Chris Mathers, Chief Financial Officer

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP..

/s/ Gerald Aberle
By: Gerald Aberle, duly authorized officer
Chief Executive Officer and Principal Executive Officer
Dated: February 14, 2019

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: February 14, 2019