Form 10-K
period 2019-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2019-06-27
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of September 30, 2018 the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $1,075,739 based upon the closing sale price of the common stock as reported by the OTCQB.

As of June 26, 2019, there were outstanding 63,216,787 shares of common stock.

Documents Incorporated by Reference

None.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Dakota”, “Dakota Territory”, “the Company,” “we,” “our,” or “us” mean Dakota Territory Resources Corp. and its predecessors, as the context requires.

GLOSSARY OF TERMS
Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.

Breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Brownfield	A property, the expansion, redevelopment, or reuse of which may be complicated by the presence or potential presence of a hazardous substance, pollutant, or contaminant.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this annual report include, but are not limited to:

•the progress, potential and uncertainties of our exploration program at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

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

PART I

Item 1. Business

Corporate History

Dakota Territory Resource Corp. (the “Company”) was incorporated in Nevada in 2002. The Company has been in the exploration stage since its formation and has not realized any revenues from operations. The Company’s gold initiatives included:

•The September 2012 acquisition of North Homestake Mining Company, a private Nevada corporation that owned the Blind Gold Property located in the Black Hills of South Dakota, an area known for approximately 45 million ounces of gold production since the first discovery of gold in 1876. The “Blind Gold Property” is located approximately 4 miles northwest of the historic Homestake Gold Mine. The “Blind Gold Property” is underlain by the Homestake Formation, an iron-formation that was the unique host for gold mineralization at the Homestake Mine. The founders of North Homestake have 44-years of combined experience at the Homestake Mine, directly related to gold mining and exploration.

•The December 2012 acquisition of three groups of unpatented lode mining claims from Black Hills Gold Exploration LLC. Comprised of fifty-seven unpatented lode mining claims, the property acquisition covers approximately 853 acres in total. Twenty-three of the claims acquired are situated to the west, south and southeast of the Company's Blind Gold Property, with the balance of the claims establishing the Homestake Paleoplacer and City Creek Properties. All three properties are brownfields exploration targets based the previous work performed by Homestake Mining Company. With the addition of the new property in 2012, Dakota Territory increased the size of its land package in the Black Hills by approximately 50% to nearly 2,466 acres in total.

•The February 2014 acquisition of surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s.

•The March 2014 acquisition of approximately 565.24 mineral acres in the Northern Black Hills of South Dakota. The acquisition increased our mineral interests in the Homestake District by nearly 23%, to over 3,057 acres. As part of the property acquisition, we purchased an additional 64.39 mineral acres located immediately southwest and contiguous to our Paleoplacer Property, including mineral title to the historic Gustin, Minerva and Deadbroke Gold Mines. The three mines were the last of a string of nine mines that produced ore from the fossil gold placer originating from the Homestake Lode. The March 2014 acquisition consolidated and extended our Paleoplacer Property position to a distance extending approximately 3,100 feet along the trend of the channel.

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

•The November 2018 acquisition of 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. The acquisition was based on our inversion modeling of magnetic and gravity geophysical survey data. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,167 acres and the Company’s overall land holdings in the Homestake District were increased from 3,341 acres to approximately 4,059 acres in total.

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

In the fiscal year ended March 31, 2019, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities. Costs in the fiscal year ended March 31, 2020 will increase due to our anticipated drilling activities at our Homestake Paleoplacer Property.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net income of approximately $19,400, inclusive of a gain on debt extinguishment in the amount of $660,239, for the year ended March 31, 2019, and cumulative losses of approximately $4,365,000 as of March 31, 2019. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our company’s operations or our exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

From inception through to March 31, 2019, we have incurred aggregate losses of approximately $4,365,000. Our net income for the year ended March 31, 2019 was approximately $19,400, inclusive of a gain on debt extinguishment in the amount of $660,239. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Item 2. Properties

Our headquarters are located at 10580 N. McCarran Blvd., Building 115-208, Reno, Nevada.

Gold Properties - Black Hills General

Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 4,059 acres.

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

The Black Hills is a  low cost jurisdiction with well developed infrastructure and an existing experienced mining and exploration workforce. South Dakota's regulatory authorities have demonstrated a willingness to work with responsible operators to permit well-planned compliant projects and South Dakota’s exploration and mining regulations are reasonable and comparable to other jurisdictions within the United States.

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

The Company acquired 84 of the Blind Gold claims through the acquisition of North Homestake Mining Company in September 2012. In December 2012, the Company's Blind Gold Property position was increased through the acquisition of 23 additional claims from Black Hills Gold Exploration LLC. In April 2017, the Company completed the acquisition of an additional 82 acres of mineral property through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. The Company owns a 100% interest in the 107 claims that comprise the main block of the Blind Gold Property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the main block of the Blind Gold Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are US$155 per claim, or a total of $16,585 for the 107 claims that comprise the main block of the Blind Gold Property. Annual claim maintenance fees are due before September 1st of each year. An additional 82 Acres are located approximately one half mile south of the main block of the Blind Gold Property and adjacent to the Historic Maitland Gold Mine.

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

In addition to the exploration potential for gold hosted in the Homestake iron-formation, the Blind Gold Property holds exploration potential for Tertiary-aged gold and silver replacement deposits typical of the District, with the mineralization hosted in the Cambrian Deadwood formation and to a lesser degree the Paha Sapa limestone. The formation of Tertiary-age gold-silver replacement deposits is generally dependent on fault and fracture structures necessary to the transportation of mineralizing fluids and proximity to the preferential intrusive bodies, both of which are present at the Blind Gold Property. Tertiary-age gold mineralization is evidenced across the Blind Gold Property by numerous mapped prospect workings dating from the turn of the century in the Paha Sapa Limestone, Phonolite intrusive and Deadwood formation where it outcrops at the southwest corner of the property. The Blind Gold Property is an exploration target for the on-trend continuation of Tertiary aged gold-silver replacement deposits in the preferred Deadwood formation host under the cover of the Paha Sapa limestone.

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

City Creek Property

The City Creek Property consists of a group of 63 unpatented lode-mining claims and Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba patented lode claims, M.S. 1644, covering a total of approximately 1,167 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 3 E and cover portions of Sections 9, 10, 15, 16, 21 and 22.

The Company acquired the original block of 21 City Creek claims from Black Hills Gold Exploration LLC in December, 2012. The patented lode claims; Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba that comprise M.S. 1644 were acquired from Trucano Novelty Inc. in April, 2017 and an addition 42 unpatented lode mining claims were acquired by staking in November 2018. The Company owns a 100% interest in the Property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the Property with all surface rights on the unpatented portion of the property under the control of the US Forest Service. Annual claim maintenance fees are US$155 per claim, or a total of $9,765 total for the 63 claims that comprise the City Creek Property. Annual claim maintenance fees are due before September 1st of each year.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2019, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTCQB operated by OTC Markets Group Inc. under the symbol “DTRC.” The market for our common stock on the OTCQB is limited, sporadic and highly volatile. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low bid prices during the periods indicated.

Fiscal Year 2018	High	Low
Quarter ended March 31, 2018	$0.09	$0.04
Quarter ended December 31, 2017	$0.10	$0.03
Quarter ended September 30, 2017	$0.07	$0.03
Quarter ended June 30, 2017	$0.09	$0.05

Fiscal Year 2019	High	Low
Quarter ended March 29, 2019	$0.09	$0.05
Quarter ended December 31, 2018	$0.10	$0.025
Quarter ended September 28, 2018	$0.065	$0.03
Quarter ended June 29, 2018	$0.09	$0.05

The last bid price of our common stock on June 21, 2019 was $0.059 per share.

Holders

The approximate number of holders of record of our common stock as of June 21, 2018 was 53.

Dividends

We have not paid any cash dividends on our equity security and our board of directors has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended March 31, 2019, we did not affect any repurchase of securities.

Equity Compensation Plan Information

On January 25, 2015, the Company’s Board of Directors adopted a plan entitled the “2015 Omnibus Incentive Plan.” The plan has a total of 15,000,000 common share options available to award to the executive officers and consultants. As of March 31, 2019, a total of 6,800,000 shares of our common stock remained available for future grants under the Plan.

Recent Sales of Unregistered Securities During Fiscal 2019

Outside of the below recent sales of unregistered securities, all other sales of unregistered securities during the fiscal year ended March 31, 2019, were previously reported under our quarterly reports on Form 10-Q and current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)

May 2018	Common Stock Options	1,300,000	Consultant	(1)	Services	4(2)
December 2018	Common Stock Options	300,000	Consultant	(2)	Services	4(2)
February 2019	Common Stock Options	500,000	Consultant	(3)	Services	4(2)

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

(1) The Company issued 1,300,000 common stock plan options with an exercise price of $0.08 per share. The options were granted to replace Mr. Mathers 1,000,000 options which expired on March 19, 2018. The term of the new options is 7 years and vest immediately. The Black-Scholes pricing model was used to estimate the fair value of the 1,300,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 295%, and an expected life of 7 years. We have determined these options to have an approximate fair value of $91,000. These options have been expensed during the year ended March 31, 2019.

(2) The Company granted this individual 300,000, 10-year common stock options at an exercise price of $0.08 per share. The Black-Scholes pricing model was used to estimate the fair value of the 300,000 options issued during the period, using the assumptions of a risk free interest rate of 2.3%, dividend yield of 0%, volatility of 330%, and an expected life of one year. The options have a fair value of approximately $14,000 and have not been exercised.

(3) The Company entered into an agreement for legal services in regards to various Corporate and securities law matters. In consideration of services to be performed, the Company has agreed to pay a monthly fee of $2,000 in cash and issue upon the date hereof a warrant to purchase up to 500,000 shares of our common stock, at the exercise price of $0.08 per share, on or before December 31, 2024. Effective February 5, 2019, and continuing on the first day of each subsequent calendar month thereafter, 41,667 shares of our common stock shall vest and become exercisable under this warrant (all 500,000 shares shall vest on January 1, 2020), provided that on such vesting date, our legal engagement with us has not been terminated by us. The Black-Scholes pricing model was used to estimate the fair value of the 500,000 options issued during the period, using the assumptions of a risk free interest rate of 2.3%, dividend yield of 0%, volatility of 133%, and an expected life of one year. The options have a fair value of approximately $14,000 and have not been exercised.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis should be read in conjunction with the financial statements of Dakota Territory Resource Corp. and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Risk Factors.”

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

We are an exploration stage company engaged in the business of the acquisition and exploration of mineral properties. Dakota Territory maintains 100% ownership of three mineral properties located in the Black Hills of South Dakota, including the Blind Gold, City Creek and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District and cover a total of approximately 4,059 acres. We currently have limited operations and have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

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

On November 19, 2018 the Company acquired 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. The acquisition was based on recently completed inversion modeling of our geophysical survey data. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,167 acres.

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

Current Plan of Operations

Our planned operations during fiscal 2020 are focussed on advancing our Blind Gold, City Creek and Homestake Paleoplacer gold exploration properties and to continue to build on our overall property position in the Homestake District of the Black Hills of South Dakota.

We are planning to fly a broad high definition airborne geophysical survey to enhance our current drill targets, as well as to screen other areas of interest within the district. We have budgeted for several field sampling /mapping programs and to perform preliminary metallurgical test work at the Homestake Paleoplacer Property. We have planned to complete site preparations, and to conduct our first drill program on the Paleoplacer Property. Additionally, our budget provides for the commencement of necessary permit work for the Blind Gold and City Creek Properties and provides for our general operating expenses and the maintenance of the Company’s Mining Claims and leases.

Table: Fiscal Year 2020 Proposed Exploration Expenditures (000)
General & administrative	$ 334
Airborne survey	$ 475
Field programs/Met Testing/Data	$ 90
Drilling/Drill Support/Site Work	$ 158
Permitting & Environmental	$ 185
Property Holding /Acquisition	$ 265
TOTAL	$1,507

Our operations for fiscal 2020 are planned and budgeted at approximately $1.5 million. Our current working capital will not be sufficient to cover our estimated capital requirements during the next twelve-month period and we will therefore be required to raise additional funds in the amount of approximately $1.35 million through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

As of March 31, 2019, we had a working capital deficit of approximately $2,126,000 and our accumulated deficit as of March 31, 2019 was approximately $4,365,000. We had net income for the year ended March 31, 2019 of approximately $19,400, inclusive of a gain on debt extinguishment in the amount of $660,239.

The Company generated cash from the sale of the Company’s Common Stock through a private placement in the amount of approximately $305,000 and $27,500 from notes and advances made by Officers of the Company, for a total of $332,500 during 2019.

During our fiscal year ending March 31, 2020, we plan to spend approximately $157,500 for drilling, $90,000 for field programs, metallurgical test work and data compilation, $475,000 for geophysical surveys, and approximately $450,020 for expenses related to land holding, acquisition and permitting. The timing of these expenditures is dependent upon a number of factors, including the availability of contractors. We estimate that general and administrative expenses during fiscal year ending March 31, 2020 will be approximately $334,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Results of Operations

Fiscal years ended March 31, 2019 and 2018

Revenue

We had no operating revenues during the fiscal years ended March 31, 2019 and 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,365,000 as of March 31, 2019.

Exploration Costs

During the years ended March 31, 2019 and 2018, our exploration costs were for payments of annual claim maintenance fees related to our mineral properties.

General and Administrative

Our general and administrative expenses for the year ended March 31, 2019 and March 31, 2018 were approximately $554,000 and $402,000. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended March 31, 2019 and 2018 totaling approximately $607,000 and $444,000, respectively, and net income and loss for the fiscal years ended March 31, 2019 and 2018 totaling approximately $19,400 and $477,000, respectively. We incurred interest from notes payable for the fiscal years ended March 31, 2019 and 2018, respectively, in the amounts of approximately $33,000 in each fiscal year.

We recognized income from the extinguishment of debt for the fiscal year end March 31, 2019 in the amount of approximately $660,239. We had four notes payable, one convertible note payable and associated accrued interest owed to two entities. Under the statute of limitations in Nevada the debt is no longer enforceable and the noteholders are no longer in existence.

Off-Balance Sheet Arrangements

For the fiscal years ended March 31, 2019 and 2018, we did not have any Off-Balance Sheet Arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended March 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Dakota Territory Resource Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dakota Territory Resource Corp., (“the Company”) as of March 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2020 raise substantial doubt about its ability to continue as a going concern. The 2019 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as Dakota Territory Resource Corp.'s auditor since 2013.

/S/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 26, 2019

DAKOTA TERRITORY RESOURCE CORP.
BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$152,590	$19,981
Prepaid expenses and other current assets	8,851	4,333
Total current assets	161,441	24,314

Mineral properties	216,104	216,104

TOTAL ASSETS	$377,545	$240,418

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$325,896	$547,595
Accounts payable, related party	1,600,659	1,321,345
Line of credit	35,165	37,601
Notes payable	-	305,550
Note payable to related party	325,645	298,145
Convertible notes payable	-	100,000
Total current liabilities	2,287,365	2,610,236
Total liabilities	2,287,365	2,610,236

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and
March 31, 2018, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
63,216,787 and 59,566,787 shares issued and outstanding as of
March 31, 2019 and March 31, 2018, respectively	63,217	59,567
Additional paid-in capital	2,391,945	1,955,036
Accumulated deficit	(4,364,982)	(4,384,421)
Total shareholders' deficit	(1,909,820)	(2,369,818)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$377,545	$240,418

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended March 31:
	2019	2018

OPERATING EXPENSES
Exploration costs	$53,367	$42,355
General and administrative expenses	554,067	401,935

Total operating expenses	607,434	444,290

LOSS FROM OPERATIONS	(607,434)	(444,290)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	660,239	-
Interest expense	(33,366)	(32,724)
Total other income (expense)	626,873	(32,724)

Net income (loss) before income tax expense (benefit)	19,439	(477,014)

Income tax expense (benefit)	-	-

NET INCOME (LOSS)	$19,439	$(477,014)

Net loss per share:
Basic and diluted net loss per share	$0.00	$(0.01)

Weighted average shares outstanding:
Basic and diluted	60,759,801	58,920,212

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31:
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$19,439	$(477,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and current liabilities:
Gain on extinguishment of debt	(660,239)	-
Stock based compensation	135,559	-
Prepaid expenses and other assets	(4,518)	(333)
Accounts payable & accrued liabilities	32,990	45,864
Accounts payable, related party	279,314	302,603
Net cash used in operating activities	(197,455)	(128,880)

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	27,500	(21,855)
Proceeds from the issuance of common stock	305,000	100,000
Proceeds from (repayments of) line of credit	(2,436)	1,527
Net cash provided by financing activities	330,064	79,672

Net change in cash	132,609	(49,208)
Cash and Cash Equivalents, Beginning of Period	19,981	69,189

Cash and Cash Equivalents, End of Period	$152,590	$19,981

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the years ended March 31, 2019 and March 31, 2018

	Preferred Stock		Common Stock
	10,000,000 shares authorized		300,000,000 shares authorized
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.001 per share	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, March 31, 2017	-	$-	58,566,787	$58,567	$1,856,036	$(3,907,407)	$(1,992,804)

Cash received for stock subscription	-	-	1,000,000	1,000	99,000	-	100,000
Net loss	-	-	-	-	-	(477,014)	(477,014)
BALANCE, March 31, 2018	-	-	59,566,787	59,567	1,955,036	(4,384,421)	(2,369,818)

Stock-based compensation options	-	-	-	-	117,559	-	117,559
Stock-based compensation common stock	-	-	600,000	600	17,400	-	18,000
Common stock for cash	-	-	3,050,000	3,050	301,950	-	305,000
Net income	-	-	-	-	-	19,439	19,439
BALANCE, March 31, 2019	-	$-	63,216,787	$63,217	$2,391,945	$(4,364,982)	$(1,909,820)

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2019 AND 2018

Note 1 Organization and Nature of Business

Dakota Territory Resource Corp., (“the Company”) was incorporated in the State of Nevada on February 6, 2002. In July 2006, the Company changed its name from Lakefield Ventures, Inc. to Urex Energy Corp. On July 22, 2010, the Company changed its name from Urex Energy Corp. to Mustang Geothermal Corp. reflecting a change in business expanding into geothermal energy. In September 2012, the Company changed its name from Mustang Geothermal Corp. to Dakota Territory Resource Corp., reflecting a change in business. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.

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

North Homestake Mining Company was incorporated in the State of Nevada on April 12, 2011. In accordance with the generally accepted accounting principles in the United States of America governing reverse mergers, the historical financial statements are those of NHMC, since renamed Dakota Territory Resource Corp.

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

In November 2018, we acquired 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. The acquisition was based on recently completed inversion modeling of its geophysical survey data. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,167 acres and the Company’s overall land holdings in the Homestake District were increased from 3,341 acres to approximately 4,059 acres in total.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2019 AND 2018

Note 1 Organization and Nature of Business (continued)

Going Concern

These financial statements have been prepared assuming that we will continue as a going concern. The Company has an accumulated deficit of approximately $4,365,000 since inception and through the year ended March 31, 2019 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At March 31, 2019, the Company had a working capital deficit of approximately $2,126,000. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing. There can be no assurance that capital will be available on terms acceptable to us. The issuances of additional equity securities by us would result in a dilution in the equity interests of our current stockholders. We may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2019 AND 2018

Note 2 Summary of Accounting Policies (continued)

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

Our financial instruments consist principally of cash, prepaid expense, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

Basic and Diluted Loss Per Share

The Company computes basic and diluted income (loss) per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted income (loss) per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. There was no impact since the options and warrants are dilutive.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2019 AND 2018

Note 2 Summary of Accounting Policies (continued)

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

Recent Accounting Pronouncements

In May 2014, the FASB issued its final standard on revenue from contracts with customers. The standard, issued as ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. This new standard permits the use of either the retrospective or cumulative effect transition method. Because the Company has no revenues, the new guidance is not expected to have a material impact on its financial statements and related disclosures.

Pronouncements between March 31, 2019 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3 Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the Chief Geological Officer (“CGO”) and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the twelve months ended March 31, 2019, we incurred approximately $138,000 in management fees and rent from Minera Teles Pires Inc. As of March 31, 2019, we owed Minera Teles Pires approximately $825,000 for management fees and out of pocket expenses.

In March 2013, the Company memorialized and restructured a debt obligation owed to International Mineral Resources Ltd., an affiliate of Mr. Bachman, Director, in the amount of $265,000, extending the maturity date to March 2016, with certain pre-payment obligations in the amount of 10% of gross proceeds from any financing exceeding $500,000. This obligations bear interest at a rate of 4% per annum. This note is now due and payable.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our CEO, President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the twelve months ended March 31, 2017, we incurred approximately $108,000 in consulting fees from Jerikodie, Inc. As of March 31, 2019, we owed Jerikodie, Inc. approximately $625,000 for consulting fees and out of pocket expenses.

The Company and Mr. Mathers, in connection with his appointment as Chief Financial Officer, entered into a consulting agreement whereby the Company agreed to compensate Mr. Mathers with 100,000 shares of Common Stock issued and a five-year option to purchase 1,000,000 shares of Common Stock at an exercise price of 0.14 per share. As of the date hereof, these options have expired. In May 2018, the Company agreed to issue a ten-year option to purchase 1,300,000 shares of Common Stock at an exercise price of 0.08 per share. The Company also agreed to pay to Mr. Mathers cash consideration in the amount of $1,000 per month, increasing to $2,000 per month on September 1, 2013, and to $3,000 per month on March 1, 2014. In January 2013, Mr. Mathers purchased 50,000 shares of Common Stock for $5,000. As of March 31, 2019, we owed Mr. Mathers approximately $151,000 for consulting fees.

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

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2019 AND 2018

Note 3 Related Party Transactions (continued)

On September 15, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 4% and was due and payable on December 14, 2016. This loan remains outstanding as of the date of this filing.

On June 6, 2018, we received an advance from our CGO in the amount of $7,000 for working capital. The advance is due on demand and bears no interest.

On August 10, 2018, the Company issued a note payable in the amount of $20,500 to Jerikodie, Inc., a Company controlled by our President and CEO, for the purpose of funding ongoing operating expenses.

On January 2, 2019, the Company entered into a Strategic Advisory agreement with Mr. Graber. As consideration for this position, the Company granted this individual 300,000, 10-year common stock options at an exercise price of $0.08 per share. The Black-Scholes pricing model was used to estimate the fair value of the 300,000 options issued during the period. Using the assumption of a risk free interest rate of 2.7%, dividend yield of 0%, volatility of 330%, and an expected life of one year. The options have a fair value of approximately $13,00 and have not been exercised.

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

On December 28, 2012, the Company acquired 57 unpatented lode mining claims covering approximately 853 acres known as the West False Bottom Creek and Paradise Gulch Claim Group, the City Creek Claims Group, and the Homestake Paleoplacer Claims Group, all located in the Black Hills of South Dakota. The West False Bottom Creek and Paradise Gulch Claims were contiguous to the Blind Gold Property and have been incorporated into the Blind Gold Property. The purchase price was 1,000,000 restricted common shares valued at $0.15 per share, or $150,000

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Located immediately to the north and adjoining the Company’s Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s. The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement. The Company has an option to purchase the mineral property for $120,000.

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

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2019 AND 2018

Note 4 Mineral Properties (continued)

On April 5, 2017 the Company acquired options to purchase a combination of surface and mineral titles to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property. The Company is required to make annual lease payments totaling $20,000 for a period of 5 years, of which $20,000 was due upon execution of the agreement. The Company has an option to purchase the mineral properties for total price of $626,392. As of March 31, 2019 the Company is current on all required annual lease payments.

In November 2018, we acquired 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. The acquisition was based on recently completed inversion modeling of its geophysical survey data. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,167 acres and the Company’s overall land holdings in the Homestake District were increased from 3,341 acres to approximately 4,059 acres in total.

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	March 31,	March 31,
	2019	2018
Capitalized costs	$216,104	$216,104
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$216,104	$216,104

Note 5 Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended March 31:

	2019	2018
Income (Loss) before income taxes	$19,439	$(477,014)

Income tax benefit computed at statutory rates	$4,000	$(100,000)
Increase in valuation allowance	(10,000)	86,000
Impact of change in tax rates	-	-
Utilization of NOL	(4,000)	-
Temporary differences, exploration costs	10,000	14,000
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles in the United States of America, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying deferred tax asset may not be realized. Significant components of our deferred tax asset at March 31 are as follows:

	2019	2018
Deferred tax assets (liability)
Net operating loss carryforwards	$1,168,000	$2,041,000
Impact of change in tax rate	-	(863,000)
Net capital loss carryforwards	326,000	326,000
Less: valuation allowance	(1,494,000)	(1,504,000)
Net deferred tax assets	$-	$-

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2019 AND 2018

Note 5 Income Taxes (continued)

As a result of a change in control effective in September 2012, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carry forward in the approximate amount of $5,560,000 will begin to expire in 2027. We file income tax returns in the United States and in one state jurisdiction.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2019 or March 31, 2018. The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 6 Notes Payable

For the year ended March 31, 2019, the Company extinguished 10 year debt due to 2 entities in the amount of $660,239 consisting of $405,550 in principal and $254,689 in accrued interest. Under the statute of limitations in Nevada the debt is no longer enforceable and the noteholders are no longer in existence. The Company recorded this transaction as Gain from Debt Extinguishment on the income statement for year ended March 31, 2019.

Notes Payable to Related Party

The Company has a note payable to its President that is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at March 27, 2019 and remains unpaid.

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

On June 6, 2018, we received an advance from our CGO in the amount of $7,000 for working capital. The advance is due on demand and bears no interest.

On August 10, 2018 and January 3, 2019, the Company issued a notes payable totaling $20,500 to Jerikodie, a Company controlled by our President, for the purpose of funding ongoing operating expenses. The notes bear annual interest of 3% and were due as of September 30, 2018 and March 31, 2019, respectively. These loans remain outstanding as of the date of this filing.

Note 7 Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at March 31, 2019 and 2018 was $35,165 and $37,601, respectively.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2019 AND 2018

Note 8 Convertible Note Payable

For the year ended March 31, 2019, we extinguished debt to an entity in the amount of $154,098 consisting of $100,000 in principal and $54,098 in accrued interest. Under the statute of limitations in Nevada the debt is no longer enforceable and the noteholders are no longer in existence. The Company recorded this transaction as Gain from Debt Extinguishment on the income statement for the year ended March 31, 2019.

Note 9 Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

On July 19, 2018, the Company issued 300,000 shares of restricted common stock, at $0.03 per share, to a consultant for services values at approximately $9,000.

On August 21, 2018, the Company completed a sale of our restricted common shares to a private investor. The Company sold a total of 750,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $75,000 received by the Company. In addition, the Company issued a warrant to purchase an additional 750,000 shares of our restricted common stock at an exercise price of $0.10 per share on or before August 20, 2019. As of March 31, 2019, the warrant has not been exercised.

On October 2, 2018, the Company issued 300,000 shares of restricted common stock, at $0.03 per share, to a consultant for services values at approximately $9,000.

On January 2, 2019, the Company entered into a Strategic Advisory agreement with an individual. As consideration for this position, the Company granted this individual 300,000, 10-year common stock options at an exercise price of $0.08 per share. The Black-Scholes pricing model was used to estimate the fair value of the 300,000 options issued during the period, using the assumptions of a risk free interest rate of 2.7%, dividend yield of 0%, volatility of 330%, and an expected life of one year. The options have a fair value of approximately $13,000 and have not been exercised.

On February 5, 2019, the Company entered into an agreement for legal services in regards to various corporate and securities law matters. In consideration of services to be performed, the Company has agreed to pay a monthly fee of $2,000 in cash and issue upon the date hereof a warrant to purchase up to 500,000 shares of our common stock, at the exercise price of $0.08 per share, on or before December 31, 2024. Effective February 5, 2019, and continuing on the first day of each subsequent calendar month thereafter, 41,667 shares of our common stock shall vest and become exercisable under this warrant (all 500,000 shares shall vest on January 1, 2020), provided that on such vesting date, our legal engagement with us has not been terminated by us. The Black-Scholes pricing model was used to estimate the fair value of the 500,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 288%, and an expected life of one year. The options have a fair value of approximately $14,000 and have not been exercised.

In February 2019, the Company completed a sale of our restricted common shares to private investors. The Company sold a total of 2,300,000 shares of restricted common stock at a price of $0.10 per share for an aggregate amount of $230,000 received by the Company. In addition, the Company issued warrants to purchase an additional 2,300,000 shares of our restricted common stock at an exercise price of $0.10 per share on or before February, 2020. The warrants have not been exercised.

On May 21, 2018, the Board approved the issuance of 1,300,000 common stock plan options with an exercise price of $0.08 per share. The options were granted to replace Mr. Mathers 1,000,000 options which expired on March 19, 2018. The term of the new options is 7 years and vest immediately. The Black-Scholes pricing model was used to estimate the fair value of the 1,300,000 options issued during the period, using the assumptions of a risk free interest rate of 1.1%, dividend yield of 0%, volatility of 295%, and an expected life of 7 years. We have determined these options to have an approximate fair value of approximately $91,000. These options have been expensed during the year ended March 31, 2019.

At March 31, 2019, the total issued and outstanding shares were 63,216,787.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2019 AND 2018

Note 9 Common Stock (continued)

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the two year period ended March 31, 2019 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2018	7,350,000	$ 0.06 – 0.14	5.78
Granted	2,100,000	$ 0.07 – 0.08	6.68
Cancelled/Expired	(1,000,000)	$ 0.14	-
Exercised	-	-	-
Outstanding and exercisable March 31, 2019	8,450,000	0.06 – 0.13	6.06

A summary of the Company's stock warrant activity and related information for the two year period ended March 31, 2019 is as follows:

	Warrants	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2018	-	$ -	-
Granted	3,050,000	$ 0.08 - .10	13.07
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable March 31, 2019	3,050,000	$ 0.08 - .10	13.07

Note 10 Subsequent Events

On May 7, 2019, the Company entered into a new five-year Lease with Option to Purchase Agreement for the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706, which is a key component of the Company’s overall Homestake Paleoplacer Property in the Black Hills of South Dakota.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended March 31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

As a result of the existence of these material weaknesses as of March 31, 2019, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gerald Aberle	Director, Chief Executive Officer & Chief Operating Officer	61	February 2012
Richard Bachman	Director and Chief Geological Officer	63	September 2005
Wm. Chris Mathers	Chief Financial Officer	60	March 2013
Stephen T. O’Rourke	Director	63	August 2018

Mr. Gerald Aberle

Mr. Aberle graduated in 1980 from South Dakota School of Mines and Technology with a bachelor of science degree in mining engineering. He has over 40 years of experience in the minerals industry, including 22 years with Homestake Mining Company at the Homestake gold mine in Lead, S.D. Mr. Aberle's mining background includes extensive engineering, operations management and project management experience. Mr. Aberle has consulted in the mining, underground construction and minerals exploration business for clients including Homestake Mining Co., Barrick Gold Corp., the State of South Dakota and the University of Washington in connection with the planning and development of the National Science Foundation's national deep underground science and engineering laboratory. Mr. Aberle has held numerous corporate management positions for public companies operating in the junior exploration business and has more than 24 years of private business experience in the United States, primarily in the land development and construction industries.

Richard Bachman.

Mr. Bachman has been a director of our company since September 2005. Mr. Bachman served as our chief executive officer from September 2005 through July 2018. Mr. Bachman has served as Chief Geological Officer since July 2018. Mr. Bachman’s work experience includes 22 years working with Homestake Mining Company from 1980 to 2002 in various capacities ranging from exploration to mine operations. From 1995 to 1998, he was the Regional Geologist for Brazil where he directed a staff of 46 and was responsible for a $2.5 million annual exploration budget. He conducted a countrywide assessment that resulted in the acquisition of a one million hectare property in a 20 million ounce gold district in the Amazon.

From 1999 to 2000 Mr. Bachman was the Regional Geologist for Peru where he directed a staff of 10 and refocused Homestake’s existing exploration program, which resulted in the evaluation of 83 properties in 24 months and yielded one new discovery. From 2001 to 2002, he was Homestake’s Regional Geologist, International Special Projects, where he designed and successfully implemented reconnaissance programs in southern Argentina that resulted in the evaluation of 63 properties with five advancing and the coordination and field review of 22 properties. From 2002 until now, Mr. Bachman has acted as President and Consulting Professional Geologist for Minera Teles Pires Inc., a Reno, Nevada company. Mr. Bachman holds a Bachelor’s of Science degree in Geological Engineering from the South Dakota School of Mines and Technology and is a Certified Professional Geologist with the American Institute of Professional Geologists.

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

Beginning in 1994, Mr. Mathers began work as chief financial officer for several privately and publicly held companies, including: InterSystems, Inc. of Houston, Texas, a multi-state manufacturing firm; Nexus Custom Electronics, Inc., a manufacturer of circuit boards to private industry and the U.S. Department of Defense; Interactive Nutrition International, Inc., Ottawa, Canada, a manufacturer of Nutritional products; and, Texas Rare Earth Resources Corp., Texas, a mining company engaged in the business of the acquisition, exploration and development of mineral properties.

Mr. Stephen T. O’Rourke

Mr. O’Rourke served as President of Global Petroleum Exploration for BHP Billiton (BHP:NYSE) and was a member of the Senior Management Team for the corporation. Other key roles at BHPB included VP of Development Planning and VP of Appraisal and Petroleum Engineering. Prior to joining BHPB he held various senior technical and management roles for Shell Oil Company. Mr. O’Rourke is a founding partner of Strategic Management Partners LLC, a consulting firm based in Rapid City, SD specializing in energy, minerals & business development. He serves as Managing Director for Heat Mining LLC, a geothermal technology development company and is a Managing Partner for Geoparks International LLC, a geologic consulting group focused on the Black Hills of South Dakota. He is currently a non-executive board member of RESPEC, an engineering consulting firm also based in Rapid City, SD. Stephen serves as a member of the South Dakota School of Mines & Technology (SDSM&T) Geological Engineering advisory board and is Vice Chair of the SDSM&T Foundation Executive Committee. Mr. O’Rourke holds a BSc in Geological Engineering and an Honorary Doctorate of Public Service from SDSM&T and is a graduate of the Wharton School of Business Advanced Management Program.

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

As of March 31, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at March 31, 2019 named executive officers. “Named Executive Officer” means: (a) each Chief Executive Officer, (b) each Chief Financial Officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Bachman, President and CEO(1)	2019 2018 2017	120,000 120.000 120,000	-- --	-- --	-- --	-- --	-- --	18,000 18,000 18,000	138,000 138,000 138,000
Gerald Aberle, CEO and COO(2)	2019 2018 2017	108,000 108,000 108,000	-- --	-- --	-- --	-- --	-- --	-- -- --	108,000 108,000 108,000
Wm Chris Mathers, CFO	2019 2018 2017	36,000 36,000 36,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	36,000 36,000 36,000

__________________

(1) Mr. Bachman resigned as CEO in July 2018.

(2) Mr. Aberle was appointed CEO in July 2018.

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

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended March 31, 2019, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers. We do not currently have a compensation committee.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options held by the Company’s Named Executive Officers as of March 31 2019. No stock appreciation rights were awarded.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard Bachman	2,000,000	--	--	$0.08	1/25/25
Gerald Aberle	2,000,000	--	--	$0.08	1/25/25
Wm. Chris Mathers	1,600,000	--	--	$0.08	1/25/25-5/21/28

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 26, 2019, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers; and (d) all current directors and executive officers, as a group. As of June 26, 2019, there were 63,216,787 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,546,579 (2)	26.30%
Gerald Aberle c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(3)	25.43%
Tony Kamin 619 Bluff Street Glencoe, IL 60022	3,650,000 (4)	5.80%
Wm. Chris Mathers 1124 24th St. Galveston, TX 77550	1,750,000 (5)	2.78%
Stephen T. O’Rourke c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	1,500,000 (6)	2.38%
All Directors and Officers as a Group(1)	38,396,579	62.70%
Helene Ehrlich 7846 Tennyson Ct. Boca Raton, FL 33433	5,000,000	7.95%

(1)Based on 63,216,787 shares of common stock issued and outstanding as of June 26, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

(5)Consists of (i) 150,000 shares of common stock, (ii) a ten year option to purchase 300,000 shares of common stock at an exercise price of $0.08 and (iii) a ten year option to purchase 1,300,000 shares of common stock at an exercise price of $0.08 per share.

(6)Consists of (i) 750,000 shares of common stock, and (ii) a one year common stock warrant to purchase 750,000 shares of common stock at an exercise price of $0.10 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

On June 6, 2018, we received an advance from our CGO in the amount of $7,000 for working capital. The advance is due on demand and bears no interest.

On August 10, 2018, the Company issued a note payable in the amount of $20,500 to Jerikodie, Inc., a Company controlled by our President and CEO, for the purpose of funding ongoing operating expenses. The note bears interest of 3% and is due and payable immediately upon closing its first financing.

Issuance of stock and consulting arrangements

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the President and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the twelve months ended March 31, 2019, we incurred approximately $138,000 in management fees and rent from Minera Teles Pires Inc. As of March 31, 2019, we owed Minera Teles Pires approximately $825,000 for management fees and out of pocket expenses.

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

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our Vice President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the twelve months ended March 31, 2017, we incurred approximately $108,000 in consulting fees from Jerikodie, Inc. As of March 31, 2019, we owed Jerikodie, Inc. approximately $620,000 for consulting fees and out of pocket expenses.

The Company and Mr. Mathers, in connection with his appointment as Chief Financial Officer, entered into a consulting agreement whereby the Company agreed to compensate Mr. Mathers with 100,000 shares of Common Stock issued and a five-year option to purchase 1,000,000 shares of Common Stock at an exercise price of 0.14 per share. As of the date hereof, these options have expired In May 2018, the Company agreed to issue a ten-year option to purchase 1,300,000 shares of Common Stock at an exercise price of 0.08 per share. The Company also agreed to pay to Mr. Mathers cash consideration in the amount of $1,000 per month, increasing to $2,000 per month on September 1, 2013, and to $3,000 per month on March 1, 2014 and thereafter. In January 2013, Mr. Mathers purchased 50,000 shares of Common Stock for $5,000. As of March 31, 2019, we owed Mr. Mathers approximately $151,000 for consulting fees.

On January 2, 2019, the Company entered into a Strategic Advisory agreement with Mr. Graber. As consideration for this position, the Company granted this individual 300,000, 10-year common stock options at an exercise price of $0.08 per share. The Black-Scholes pricing model was used to estimate the fair value of the 300,000 options issued during the period. Using the assumption of a risk free interest rate of 2.7%, dividend yield of 0%, volatility of 330%, and an expected life of one year. The options have a fair value of approximately $13,00 and have not been exercised.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended March 31, 2019 and 2018, the aggregate fees billed by our independent accountants, LBB & Associates Ltd., LLP, for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended March 31, 2019	Fiscal year ended March 31, 2018
Audit fees	$29,800	$29,200
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

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

Item 15. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Annual Report, subject to the Registrant’s right under Rule 12b-32 under the Exchange Act to incorporate previously filed Exhibits by reference:

Exhibit Number	Description
3.1 (i), (ii)	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003.
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.11	Amended Articles and Plan of Merger filed on September 14, 2012 incorporated by reference from our Current Report on Form 8-K filed on October 3, 2012.
16.1	Letter from PLS, CPA dated April 2, 2013 incorporated by reference from our Current Report on Form 8-K filed on April 5, 2013.
14.1	Our Code of Ethics adopted April 26, 2013.
23.1	Consent of Independent Public Accountant.
31.1*	Section 302 Certification of Gerald Aberle, Chief Executive Officer
31.2*	Section 302 Certification of Wm. Chris Mathers, Chief Financial Officer
32.1*	Section 906 Certification of Gerald Aberle, Chief Executive Officer
32.2*	Section 906 Certification of Wm. Chris Mathers, Chief Financial Officer
101*	XBRL (eXtensible Business Reporting Language)

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP.

/s/ Richard Bachman
By: Richard Bachman
Director
Dated: June 27, 2019

/s/ Gerald Aberle
By: Gerald Aberle
Chief Executive Officer, Principal Executive Officer and Director
Dated: June 27, 2019

/s/ Stephen T. O’Rourke
By: Stephen T. O’Rourke
Director
Dated: June 27, 2019

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers
Chief Financial Officer and Principal Accounting Officer
Dated: June 27, 2019