Form 10-Q
period 2019-06-30
DAKOTA TERRITORY RESOURCE CORP
filed 2019-08-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of shares of issuer’s common stock outstanding at July 23, 2019: 63,216,787

DAKOTA TERRITORY RESOURCES CORP

JUNE 30, 2019

(UNAUDITED)

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS

	June 30, 2019	March 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,479	$152,590
Prepaid expenses and other current assets	9,875	8,851
Total current assets	84,354	161,441

Mineral properties	216,104	216,104

TOTAL ASSETS	$300,458	$377,545

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$327,470	$325,896
Accounts payable, related party	1,663,374	1,600,659
Line of credit	33,899	35,165
Notes payable to related party	325,645	325,645
Total current liabilities	2,350,388	2,287,365
Total liabilities	2,350,388	2,287,365

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and
March 31, 2019, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
63,216,787 and 59,566,787 shares issued and outstanding as of
June 30, 2019 and March 31, 2019, respectively	63,217	63,217
Additional paid-in capital	2,391,945	2,391,945
Accumulated deficit	(4,505,092)	(4,364,982)
Total shareholders' deficit	(2,049,930)	(1,909,820)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$300,458	$377,545

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS

	Three Months ended June 30,
	2019	2018
OPERATING EXPENSES
Exploration costs	$8,000	$-
General and administrative expenses	128,843	188,397

Total operating expenses	136,843	188,397

LOSS FROM OPERATIONS	(136,843)	(188,397)

OTHER INCOME (EXPENSE)
Interest expense	(3,267)	(8,594)
Total other income (expense)	(3,267)	(8,594)

NET LOSS	$(140,110)	$(196,991)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	63,216,787	59,566,787

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2019		2018
Net loss	$(140,110)		$(196,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation cost	-		90,991
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(1,024)		3,250
Accounts payable & accrued liabilities	1,574		(43,324)
Accounts payable, related party	62,715		126,769
Net cash used in operating activities	(76,845)		(19,305)

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	-		7,000
Proceeds from (repayments of) line of credit	(1,266)		(1,105)
Net cash provided by financing activities	(1,266)		5,895

Net change in cash	(78,111)		(13,410)
Cash and Cash Equivalents, Beginning of Period	152,590		19,981

Cash and Cash Equivalents, End of Period	$74,479		$6,571

Supplemental Disclosure of Cashflow Information

Interest paid	$-		$-
Taxes paid	$-		$-

Supplemental Disclosure of Non cash Investing and Financing Activities

Common stock issued for conversion of note payable
Debt discount on convertible note	$-	$

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Dakota Territory Resource Corp. (“we”, “us”, “our”, the “Company”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended March 31, 2019 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2018 as reported in our annual report on Form 10-K, have been omitted.

The Company’s absence of revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the Chief Geological Officer (“CGO”) and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the three months ended June 30, 2019, we incurred approximately $34,500 in management fees and rent from Minera Teles Pires Inc. As of June 30, 2019, we owed Minera Teles Pires approximately $859,500 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our CEO, President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the three months ended June 30, 2019, we incurred approximately $28,000 in consulting fees from Jerikodie, Inc. As of June 30, 2019, we owed Jerikodie, Inc. approximately $653,000 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the three months ended June 30, 2019, we incurred $9,000 in compensation to Mr. Mathers. As of June 30, 2019, we owed Mr. Mathers $151,000 for consulting fees.

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

JUNE 30, 2019

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

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	June 30,	March 31,
	2019	2019
Capitalized costs	$216,104	$216,104
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$216,104	$216,104

Note 4—Notes Payable

Notes Payable to Related Party

The Company had 11 notes payable to its President pursuant to advances which had historically been made by the President. The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum. These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”). In conjunction with this restructuring, the President forgave accrued interest totaling $57,817 (recorded as an equity transaction). The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at June 30, 2019 and remains unpaid.

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

JUNE 30, 2019

(UNAUDITED)

On September 15, 2016, the Company issued a note payable in the amount of $30,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 4% and was due and payable on December 14, 2016. This loan remains outstanding as of the date of this filing.

On August 10, 2018, the Company issued a note payable in the amount of $20,500 to Jerikodie, Inc., a Company controlled by our President and CEO, for the purpose of funding ongoing operating expenses. This loan remains outstanding as of the date of this filing.

Note 5—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at June 30, 2019 was approximately $34,000.

Note 6—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

At June 30, 2019, the total issued and outstanding shares were 63,216,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended June 30, 2019 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2019	8,450,000	$ 0.06 – 0.13	5.95
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable June 30, 2019	8,450,000	0.06 – 0.13	5.96

A summary of the Company's stock warrant activity and related information for the period ended June 30, 2019 is as follows:

	Warrants	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2019	3,050,000	$ 0.10-0.11	8.22
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable June 30, 2019	3,050,000	$ 0.10-0.11	8.22

Note 7—Subsequent Event

On August 1, 2019, we entered into a one-year geological and environmental agreement with a consultant. The agreement calls for cash payments to the consultant in the amount of $2,000 per month. Additionally, the consultant will receive a 5-year option to purchase up to 300,000 shares of the Company’s restricted common stock at an exercise price of $0.08 per share. The options vest ratably monthly over the contract period.

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

Our operations for fiscal year 2020 are planned and budgeted at approximately $1.5 million. Our current working capital will not be sufficient to cover our estimated capital requirements during the next twelve-month period and we will therefore be required to raise additional funds in the amount of approximately $1.35 million through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded

Liquidity and Capital Resources

As of June 30, 2019, we had a working capital deficit of approximately $2,266,000 and our accumulated deficit as of June 30, 2019 was approximately $4,505,000. We had a net loss for the three months ended June 30, 2019 of approximately $140,000.

During our fiscal year ending March 31, 2020, we plan to spend approximately $897,000 for diamond drilling, $23,000 for field programs and $90,000 for assays, as well as approximately $691,000 for expenses related to exploration programs. The timing of these expenditures is dependent upon a number of factors, including the availability of drill contractors. We estimate that general and administrative expenses during fiscal year ending March 31, 2020 will be approximately $400,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2019, we had cash of approximately $74,500. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totaling approximately $2,350,000. This includes current obligation amounts for accounts payable – related party of approximately $1,663,000 and notes payable – related party of $326,000.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 of our June 30, 2019 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Results of Operations

Three months ended June 30, 2019 and 2018

We had no operating revenues for the three months ended June 30, 2019 and 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,505,000 as of June 30, 2019.

Our general and administrative expenses for the three months ended June 30, 2019 and 2018 were approximately $129,000 and $188,000, respectively. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. We incurred exploration expenses of $8,000 and $0 for the three months ended June 30, 2019 and 2018, respectively.

We had a net loss from operations for the three months ended June 30, 2019 and 2018 totaling approximately $137,000 and $188,000, respectively. We accrued interest on notes payable totaling approximately $3,000 and $8,600 for the three months ended June 30, 2019 and 2018, respectively. We had a net loss for the three months ended June 30, 2019 and 2018 totaling approximately $140,000 and $197,000, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
Dated: August 14, 2019

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: August 14, 2019