Form 10-Q
period 2019-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2019-11-14
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

Number of shares of issuer’s common stock outstanding at November 12, 2019: 64,916,787

DAKOTA TERRITORY RESOURCES CORP

SEPTEMBER 30, 2019

(UNAUDITED)

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,165	$152,590
Note receivable from related party	-	-
Prepaid expenses and other current assets	82,250	8,851
Total current assets	156,415	161,441

Other assets	-	-
Mineral properties	216,104	216,104

TOTAL ASSETS	$372,519	$377,545

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$256,474	$325,896
Accounts payable, related party	1,801,629	1,600,659
Line of credit	32,692	35,165
Notes payable	-	-
Note payable to related party	325,645	325,645
Convertible notes payable	-	-
Derivative liability	-	-
Total current liabilities	2,416,440	2,287,365
Total liabilities	2,416,440	2,287,365

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and
March 31, 2019, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
64,916,787 and 63,216,787 shares issued and outstanding as of
September 30, 2019 and March 31, 2019, respectively	64,917	63,217
Additional paid-in capital	2,587,971	2,391,945
Accumulated deficit	(4,696,809)	(4,364,982)
Total shareholders' deficit	(2,043,921)	(1,909,820)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$372,519	$377,545

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months ended September 30th		Three Months ended September 30th
	2019	2018	2019	2018

OPERATING EXPENSES
Exploration costs	$39,158	$21,855	$31,158	$21,855
General and administrative expenses	286,460	294,659	157,617	106,262

Total operating expenses	325,618	316,514	188,775	128,117

LOSS FROM OPERATIONS	(325,618)	(316,514)	(188,775)	(128,117)

OTHER INCOME (EXPENSE)
Interest expense	(6,209)	(16,822)	(2,942)	(8,228)
Total other income (expense)	(6,209)	(16,822)	(2,942)	(8,228)

NET LOSS	$(331,827)	$(333,336)	$(191,717)	$(136,345)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	60,203,332	59,566,787	62,619,787	59,566,787

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the period ended June 30, 2019 and March 31, 2019

	Preferred Stock		Common Stock
	10,000,000 shares authorized		300,000,000 shares authorized
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.001 per share	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, March 31, 2019	-	$-	63,216,787	$63,217	$2,391,945	$(4,364,982)	$(1,909,820)

Stock based compensation	-	-	-	-	13,026	-	13,026
Cancellation of shares	-	-	(300,000)	(300)	300	-	-
Stock for assets	-	-	1,000,000	1,000	83,700	-	84,700
Shares issued for cash	-	-	1,000,000	1,000	99,000	-	100,000
Net loss	-	-	-	-	-	(331,829)	(331,829)

BALANCE, September 30, 2019	-	$-	64,916,787	$64,917	$2,587,971	$(4,696,811)	$(2,043,923)

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2019	2018
Net loss	$(331,827)	$(333,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based comp	13,026	-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	11,301	(4,235)
Shares issued for services	-	99,991
Accounts payable & accrued liabilities	(69,422)	(37,578)
Accounts payable, related party	200,970	202,378
Net cash used in operating activities	(175,952)	(72,780)

Cash Flows From Investing Activities:
Repayment (Issuance) of note receivable to related party	-	-
Debt Extinguishment	-
Investment in mineral properties	-	-
Net cash used in investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	-	17,500
Proceeds from stock subscription agreement	-	-
Proceeds from the issuance of common stock	100,000	75,000
Proceeds from (repayments of) line of credit	(2,473)	(70)
Net cash provided by financing activities	97,527	92,430

Net change in cash	(78,425)	19,650
Cash and Cash Equivalents, Beginning of Period	152,590	19,981

Cash and Cash Equivalents, End of Period	$74,165	$39,631

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities

Common stock issued for prepaid services	$84,700	$-
Debt discount on convertible note	$-	$-

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Dakota Territory Resource Corp. (“we”, “us”, “our”, the “Company”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended March 31, 2019 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2019 as reported in our annual report on Form 10-K, have been omitted.

The Company’s absence of revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the Chief Geological Officer (“CGO”) and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the six months ended September 30, 2019, we incurred approximately $69,000 in management fees and rent from Minera Teles Pires Inc. As of September 30, 2019, we owed Minera Teles Pires approximately $894,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our CEO, President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the six months ended September 30, 2019, we incurred approximately $56,000 in consulting fees from Jerikodie, Inc. As of June 30, 2019, we owed Jerikodie, Inc. approximately $682,000 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO and agreed to pay Mr. Mathers cash in the amount of $1,000 per month increasing to $2,000 per month on September 1, 2013 and to $3,000 per month on March 1, 2014. During the six months ended September 30, 2019, we incurred $9,000 in compensation to Mr. Mathers. As of September 30, 2019, we owed Mr. Mathers $151,000 for consulting fees.

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

SEPTEMBER 30, 2019

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

Note 4—Notes Payable

Notes Payable to Related Party

The Company had 11 notes payable to its President pursuant to advances which had historically been made by the President. The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum. These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”). In conjunction with this restructuring, the President forgave accrued interest totaling $57,817 (recorded as an equity transaction). The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at September 30, 2019 and remains unpaid.

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

SEPTEMBER 30, 2019

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

Note 5—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at September 30, 2019 was approximately $32,700.

Note 6—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

During the quarter ended September 30, 2019, we issued 1 million shares to an individual for services as a consultant to the Company.

During the quarter ended September 30, 2019, the Company sold 1million shares to a charitable trust in the amount of $100,000.

During the quarter ended September 30, 2019, the Company issued 300,000 5-year options with an exercise price of $0.08 per share to an individual for geological services valued at $13,026.

At September 30, 2019, the total issued and outstanding shares of our common stock were 64,916,787.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended September 30, 2019 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2019	8,450,000	$0.08	5.95
Granted	300,000	0.08	5
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable September 30, 2019	8,750,000	0.08	5.25

A summary of the Company's stock warrant activity and related information for the period ended September 30, 2019 is as follows:

	Warrants	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2019	3,050,000	$0.10	8.22
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable September 30, 2019	3,050,000	$ 0.10	8.22

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Note 7—Subsequent Event

On October 1, 2019 the Company announced that we had increased our land holdings through the staking of 106 unpatented lode mining claims covering approximately 2,050 acres, near the historic Tinton placer gold camp. The Company’s Tinton claim group lies approximately 10 miles west of the Homestake Gold Mine, where sizeable paleoplacer and modern placer gold deposits were derived from the iron-formation hosted gold source. The Tinton Property acquisition increased the Company’s already sizeable property portfolio in the Black Hills to over 6,100 acres of brownfields gold exploration property.

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

As of September 30, 2019, we had a working capital deficit of approximately $2,260,000 and our accumulated deficit as of September 30, 2019 was approximately $4,697,000. We had a net loss for the six months ended September 30, 2019 of approximately $332,000.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2019, we had cash of approximately $74,000. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totaling approximately $2,416,000. This includes current obligation amounts for accounts payable – related party of approximately $1,801,000 and notes payable – related party of $326,000.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 of our September 30, 2019 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Results of Operations

Six months ended September 30, 2019 and 2018

We had no operating revenues for the six months ended September 30, 2019 and 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,697,000 as of September 30, 2019.

Our exploration costs were approximately $39,000 and $22,000 for the six months ended September 30, 2019 and 2018, respectively. Our general and administrative expenses for the six months ended September 30, 2019 were approximately 286,000 and approximately $295,000 for the six months ended September 30, 2018. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended September 30, 2019 and 2018 totaling approximately $326,000 and $317,000, respectively, and a net loss for the six months ended September 30, 2019 and 2018 totaling approximately $332,000 and $333,000, respectively. We accrued interest expense on notes payable totaling approximately $6,000 and $17,000, respectively, for the six months ended September 30, 2019 and 2018.

Three months ended September 30, 2019 and 2018

We had no operating revenues for the three months ended September 30, 2019 and 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,697,000 as of September 30, 2019.

Our general and administrative expenses for the three months ended September 30, 2019 and 2018 were approximately $158,000 and $106,000, respectively. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had a net loss from operations for the three months ended September 30, 2019 and 2018 totaling approximately $189,000 and $128,000, respectively. We accrued interest on notes payable totaling approximately $3,000 and $8,000 for the three months ended September 30, 2019 and 2018, respectively. We had a net loss for the three months ended September 30, 2019 and 2018 totaling approximately $192,000 and $136,000, respectively.

Off-Balance Sheet Arrangements

For the fiscal years ended August 31, 2019 and 2018, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in foot note 3 of the financial statements.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (B)
August 2019	Common Stock Purchase Options	300,000(A)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
September 2019	Common Stock	1,000,000(1)	Consultant	$Nil	Advisory Services	Sec. 4(a)(2)
September 2019	Common Stock	1,000,000(2)	Investor	$100,000	Investor	Sec. 4(a)(2)

(A)Common Stock Purchase Options were issued pursuant to a consulting agreement. Options vested immediately. Each option is exercisable for a 5-year term at an exercise price of $0.08.

(B)With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

(1)The Company granted this individual 1,000,000 shares of Common Stock for services as a Consultant to the Company.,

(2)The Company sold 1,000,000 shares of Common Stock to a charitable trust for $100,000.

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
Dated: November 14, 2019

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: November 14, 2019