Form 10-Q
period 2019-12-31
DAKOTA TERRITORY RESOURCE CORP
filed 2020-02-03
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-501191

Dakota Territory Resource Corp

(Exact Name of Registrant as Specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10580 N. McCarran Blvd., Building 115-208 Reno, Nevada	89503
(Address of principal executive offices)	(Zip Code)

(775) 747-0667
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which registered
Common Stock	DTRC	OTC

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

Number of shares of issuer’s common stock outstanding at January 22, 2020: 65,416,787

DAKOTA TERRITORY RESOURCES CORP

SEPTEMBER 30, 2019

(UNAUDITED)

DAKOTA TERRITORY RESOURCE CORP

BALANCE SHEETS

(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,121	$152,590
Prepaid expenses and other current assets	70,427	8,851
Total current assets	97,548	161,441

Mineral properties	216,104	216,104

TOTAL ASSETS	$313,652	$377,545

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$265,210	$325,896
Accounts payable, related party	1,870,410	1,600,659
Line of credit	31,416	35,165
Note payable to related party	325,645	325,645
Total current liabilities	2,492,681	2,287,365
Total liabilities	2,492,681	2,287,365

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and
March 31, 2019, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
65,416,787 and 59,566,787 shares issued and outstanding as of
December 31, 2019 and March 31, 2019, respectively	65,417	63,217
Additional paid-in capital	2,644,130	2,391,945
Accumulated deficit	(4,888,576)	(4,364,982)
Total shareholders' deficit	(2,179,029)	(1,909,820)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$313,652	$377,545

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended December 31st		Three Months ended December 31st
	2019	2018	2019	2018
OPERATING EXPENSES
Exploration costs	$63,008	$33,367	$23,850	$11,512
General and administrative expenses	451,233	402,776	164,773	108,117

Total operating expenses	514,241	436,143	188,623	119,629

LOSS FROM OPERATIONS	(514,241)	(436,143)	(188,623)	(119,629)

OTHER INCOME (EXPENSE)
Interest expense	(9,353)	(25,082)	(3,144)	(8,260)
Total other income (expense)	(9,353)	(25,082)	(3,144)	(8,260)

NET LOSS	$(523,594)	$(461,225)	$(191,767)	$(127,889)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	63,708,787	60,203,332	65,172,222	60,616,787

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Net loss	$(523,594)	$(461,225)
Adjustments to reconcile net loss to net cash used in operating activities:
used in operating activities:
Stock-based compensation	47,718	108,991
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(4,909)	(5,529)
Accounts payable & accrued liabilities	(60,686)	31,744
Accounts payable, related party	269,751	220,313
Net cash used in operating activities	(271,720)	(105,706)

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	-	17,500
Proceeds from the issuance of common stock	150,000	75,000
Proceeds from (repayments of) line of credit	(3,749)	(1,191)
Net cash provided by financing activities	146,251	91,309

Net change in cash	(125,469)	(14,397)
Cash and Cash Equivalents, Beginning of Period	152,590	19,981

Cash and Cash Equivalents, End of Period	$27,121	$5,584

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosure of Non cash Investing and Financing Activities

Common stock issued for assets	$85,000	$-

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the period ended December 31, 2019 and March 31, 2019

(Unaudited)

	Preferred Stock		Common Stock
	10,000,000 shares authorized		300,000,000 shares authorized
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.001 per share	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
BALANCE, March 31, 2018	-	$-	59,566,787	$59,567	$1,955,036	$(4,384,421)	$(2,369,818.00)

Stock issued for services	-	-	600,000	600	134,959	-	135,559
Cash received for stock subscription	-	-	3,050,000	3,050	301,950	-	305,000
Net income	-	-	-	-	-	19,439	19,439

BALANCE, March 31, 2019	-	-	63,216,787	63,217	2,391,945	(4,364,982)	(1,909,820)

Stock issued for services	-	-	700,000	700	103,685	-	104,385
Cash received for stock subscription	-	-	1,500,000	1,500	148,500	-	150,000
Net loss	-	-	-	-	-	(523,594)	(523,594)

BALANCE, December 31, 2019	-	$-	65,416,787	$65,417	$2,644,130	$(4,888,576)	$(2,179,029)

The accompanying notes are an integral part of these financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Company’s absence of revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2020 raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Related Party Transactions

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the Chief Geological Officer (“CGO”) and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. During the nine months ended December 31, 2019, we incurred approximately $103,500 in management fees and rent from Minera Teles Pires Inc. As of December 31, 2019, we owed Minera Teles Pires approximately $929,000 for management fees and out of pocket expenses.

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our CEO, President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the nine months ended December 31, 2019, we incurred approximately $81,000 in consulting fees from Jerikodie, Inc. As of December 31, 2019, we owed Jerikodie, Inc. approximately $710,000 for consulting fees and out of pocket expenses.

On March 19, 2013, the Company entered into an agreement with Wm Chris Mathers to compensate Mr. Mathers as the Company’s CFO. Mr. Mathers monthly compensation is $3,000. During the nine months ended December 31, 2019, we incurred $27,000 in cash compensation to Mr. Mathers. As of December 31, 2019, we owed Mr. Mathers $151,000.

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

DECEMBER 31, 2019

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

On October 1, 2019 we increased our land holdings through the staking of 106 unpatented lode mining claims covering approximately 2,050 acres, near the historic Tinton placer gold camp. The Company’s Tinton claim group lies approximately 10 miles west of the Homestake Gold Mine, where sizeable paleoplacer and modern placer gold deposits were derived from the iron-formation hosted gold source. The Tinton Property acquisition increased the Company’s already sizeable property portfolio in the Black Hills to over 6,100 acres of brownfields gold exploration property.

The Company plans to commence an exploratory program on these mineral properties as soon as financing can be arranged.

	March 31,	December 31,
	2019	2019
Capitalized costs	$216,104	$216,104
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$216,104	$216,104

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

Note 4—Notes Payable

Notes Payable to Related Party

The Company had 11 notes payable to its President pursuant to advances which had historically been made by the President. The notes were dated between March 2011 and August 2012, were unsecured, ranged in amount from $10,000 to $50,000, and bore interest at 12% per annum. These notes were re-structured and combined on March 27, 2013 into a single promissory note payable (the “New Note”). In conjunction with this restructuring, the President forgave accrued interest totaling $57,817 (recorded as an equity transaction). The New Note is unsecured, has a principal amount of $265,000, and bears interest at 4% per annum. The Company will apply 10% of the gross proceeds from any equity financing in an amount exceeding $0.5 million (whether one or more transactions) from and after the date hereof to prepay principal and accrued interest. All remaining unpaid principal and interest was due at December 31, 2019 and remains unpaid.

On August 26, 2016, the Company issued a note payable in the amount of $25,000 to Minera Teles Pires Inc., a Company controlled by our President, for the purpose of funding ongoing operating expenses. The note bears annual interest of 3% and was due and payable on October 26, 2016. The Company paid $21,855 in principle during the year ended March 31, 2018. The remainder of the loan of $3,145 is outstanding as of the date of this filing.

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

Note 5—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at December 31, 2019 was approximately $31,400.

Note 6—Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

During the nine months ended December 31, 2019, we issued 1 million shares to a director for services as a consultant to the Company.

During the nine months ended December 31, 2019, the Company sold 1million shares to a charitable trust in the amount of $100,000.

During the nine months ended December 31, 2019, the Company issued 300,000 5-year options with an exercise price of $0.08 per share to an individual for geological services valued at $13,026.

During the nine months ended December 31, 2019, the Company issued 500,000 shares of common stock, with a par value of $0.001 per share for cash in the amount of $50,000 and a warrant to purchase up to 500,000 shares of common stock. These warrants expire on December 9, 2020.

At December 31, 2019, the total issued and outstanding shares of our common stock were 65,416,787.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

Note 6—Common Stock (Continued)

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended December 31, 2019 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2019	8,450,000	$0.08	6.06
Granted	800,000	0.09	2.31
Cancelled/Expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable December 31, 2019	9,250,000	$0.08	4.64

A summary of the Company's stock warrant activity and related information for the period ended December 31, 2019 is as follows:

	Warrants		Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2019	3,050,000		$0.10	0.75
Granted	500,000		0.10	1.14
Cancelled/Expired	(750,000)		0.10	-
Exercised	-		-	-
Outstanding and exercisable September 30, 2019	2,800,000	$	$ 0.10	0.25

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

Table: Fiscal Year 2020 Proposed Exploration Expenditures (000)
General & administrative	$ 600
Airborne survey	$ 475
Field programs/Met Testing/Data	$ 90
Drilling/Drill Support/Site Work	$ 158
Permitting & Environmental	$ 185
Property Holding /Acquisition	$ 265
TOTAL	$1,773

Our operations for fiscal year 2020 are planned and budgeted at approximately $1.773 million. Our current working capital will not be sufficient to cover our estimated capital requirements during the next twelve-month period and we will therefore be required to raise additional funds in the amount of approximately $1.75 million through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

As of December 31, 2019, we had a working capital deficit of approximately $2.395 Million and our accumulated deficit as of December 31, 2019 was approximately $4,889,000. We had a net loss for the nine months ended December 31, 2019 of approximately $524,000.

During our fiscal year ending March 31, 2020, we had planned to spend approximately $897,000 for diamond drilling, $23,000 for field programs and $90,000 for assays, as well as approximately $691,000 for expenses related to exploration programs. The timing of these expenditures is dependent upon a number of factors, including financing and the availability of drill contractors. We estimate that general and administrative expenses during fiscal year ending March 31, 2020 will be approximately $600,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2019, we had cash of approximately $27,000. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totaling approximately $2.5Million. This includes current obligation amounts for accounts payable – related party of approximately $1,870,000 and notes payable – related party of approximately $326,000.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 1 of our December 31, 2019 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Results of Operations

Nine months ended December 31, 2019 and 2018

We had no operating revenues for the nine months ended December 31, 2019 and 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,889,000 as of December 31, 2019.

Our exploration costs were approximately $63,000 and $33,000 for the nine months ended December 31, 2019 and 2018, respectively. Our general and administrative expenses for the nine months ended December 31, 2019 were approximately $451,000 and approximately $403,000 for the nine months ended December 31, 2018. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended December 31, 2019 and 2018 totaling approximately $514,000 and $436,000, respectively, and a net loss for the nine months ended December 31, 2019 and 2018 totaling approximately $524,000 and $461,000, respectively. We accrued interest expense on notes payable totaling approximately $9,000 and $25,000, respectively, for the nine months ended December 31, 2019 and 2018.

Three months ended December 31, 2019 and 2018

We had no operating revenues for the three months ended December 31, 2019 and 2018. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $4,889,000 as of December 31, 2019.

Our exploration costs were approximately $24,000 and $12,000 for the three months ended December 31, 2019 and 2018, respectively. Our general and administrative expenses for the three months ended December 31, 2019 were approximately $165,000 and approximately $108,000 for the three months ended December 31, 2018. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had a net loss from operations for the three months ended December 31, 2019 and 2018 totaling approximately $189,000 and $120,000, respectively. We accrued interest on notes payable totaling approximately $3,000 and $8,000 for the three months ended December 31, 2019 and 2018, respectively. We had a net loss for the three months ended December 31, 2019 and 2018 totaling approximately $192,000 and $128,000, respectively.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
December 2019	Common Stock	500,000(1)	Investor	$50,000	Investor	Sec. 4(a)(2)
December 2019	Common Stock Warrants	500,000(2)	Investor	$Nil	Investor	Sec. 4(a)(2)

(A)With respect to sales designated by “Sec. 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in to Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

(1)The Company sold 500,000 shares of Common Stock to an individual for $50,000,

(2)The Company granted this individual 500,000 Common Stock Warrants through a Private Placement.

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
Dated: February 3, 2020

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: February 3, 2020