Form 10-K
period 2020-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2020-06-29
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

Commission file number 000-501191

Dakota Territory Resource Corp.

(Exact Name of Registrant as Specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10580 N. McCarran Blvd., Building 115-208 Reno, Nevada	89503
(Address of principal executive offices)	(Zip Code)

(713) 542-5161

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

As of September 30, 2019, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,123,736 based upon the closing sale price of the common stock as reported by the OTC:QB.

As of June 12, 2020, there were outstanding 66,914,964 shares of common stock.

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

Paleoplacer deposits	Consist of placer (ancient) concentrations of minerals in which the host material is a consolidated rock.

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

SEC Guide 7 Compliant Reserves	Mineral reserves that satisfy the guidelines set forth in Guide 7 of the Securities Act Industry Guide.

Tonne	A metric ton which is equivalent to 2,200 pounds.

Trend	A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, or fold.

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

•risks related to competition in the gold and silver mining industries;

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

PART I

Item 1. Business

Our Company is engaged in the business of acquisition and exploration of mineral properties within the Homestake Gold District of the Black Hills of South Dakota. To date, while no development or mining activities have commenced, our strategy is to move projects from exploration to development and finally on to mining as results of exploration may dictate. Dakota Territory’s management and technical teams have extensive mining and exploration experience in the Homestake District and we intend to leverage our experience together with our business presence in South Dakota to create value for our shareholders. The Company currently holds four brownfield project areas in the district comprised of 404 unpatented claims and a combination of surface and mineral leases covering a total of approximately 7,166 acres. Our goal is to obtain sufficient capital to advance our current property portfolio, to fund acquisition of additional prospective mineral property, and for the general working capital needs of the Company.

Recent Developments

Dakota Territory entered into an agreement with JR Resources Corp. (“JR”) in May 2020 (“Agreement”) whereby JR loaned the Company $1,150,000 and the Company granted JR the right to purchase up to 142,566,667 shares of common stock at $0.15 per share (approximate 64.24% on a fully diluted basis) in one or more closings on or prior to October 15, 2020 (“Termination Date”). The Agreement allows Dakota to advance its current mineral property acquisition strategy with a seasoned team of mining and exploration executives with a track record of building mines and mining companies from quality assets. The Company intends to use proceeds from this loan to acquire up to $350,000 of mineral interests or properties, up to $500,000 to conduct an airborne geophysical survey, and the balance for general corporate and working capital purposes.

Upon execution of this Agreement, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, of which $300,000 was advanced in February 2020 and $1,150,000 was advanced in May 2020. The note is unsecured and bears interest at the annual rate of 0.25%, compounded annually, payable on December 31, 2021. Upon a closing of a change of control transaction with JR as a result of the purchase of shares of common stock pursuant to the Agreement (“Change of Control Closing”), JR will be required to exercise, and will in fact be deemed to have exercised, its right to convert the principal of and accrued interest on the note into Company common stock at the rate of $0.15 per share. On the maturity date, the principal amount of the note, together with any accrued but unpaid interest, will be due and payable in cash, provided that, if and to the extent that the Company does not pay this note in cash on the maturity date, then JR will be required to exercise, and will in fact be deemed to have exercised, its right to convert such unpaid portion of the note into shares of Company common stock. The conversion price is $0.15 per share through December 31, 2020 and, thereafter, the lesser of $0.15 per share and the volume weighted average price of Company common stock for the five consecutive trading days immediately preceding the date of such conversion (with a floor of $0.10 per share). The note has customary event of default provisions and, upon an event of default, JR will be required to convert the unpaid portion of the note into the shares of Company common stock, if not paid prior thereto in cash by the Company.

Subject to the terms and conditions set forth in the Agreement, JR shall have the right, prior to the Termination Date, to purchase the 142,566,667 shares (for a purchase price of up to $21,385,000, reduced by the amount of note converted) in one or more closings from the Company. Each closing is subject to negotiation of closing deliverables and satisfaction of closing conditions to be mutually agreed upon by the Company and JR, including agreement on how the proceeds will be utilized. In the event of a Change of Control Closing, the closing deliverables to be negotiated and mutually agreed upon include the application of the use of proceeds, negotiation of employment agreements, agreement on equity grants pursuant to an equity compensation plan to be adopted, and amended bylaws to be adopted that will govern the appointment of JR director designees. There is no assurance that closing deliverables will be agreed upon and that any closing will occur, as JR is not obligated to purchase any of the 142,566,667 shares of common stock.

JR and the Company agree to set up a technical committee to identify and pursue attractive acquisition opportunities, plan and conduct field programs, develop a framework and platform for the Company’s database, conduct data research, compile and assemble data, organize work programs to evaluate potential mineral inventories and develop long term exploration and mining strategies including capital and operating budgets.

Until the Termination Date, the Company has agreed to conduct its business in the ordinary course consistent with past practice, and without the prior consent of JR the Company shall not:

•adopt or propose any amendment to its articles of incorporation or bylaws;

•effect any equity financings in excess of $250,000, exclusive of any common stock issued upon, and any proceeds received from, the exercise of outstanding derivative securities and common stock issued upon conversion by JR of the note;

•incur any additional debt or issue any debt securities other than in the ordinary course of business;

•make any material loans or advances or assume or guarantee any obligations, except for existing financing arrangements or otherwise in the ordinary course of business;

•sell, transfer, assign, relinquish or dispose of any material asset or property; and

•other than in the ordinary course of business, modify or amend in any material respect or terminate any material contract.

If and upon a Change of Control Closing, it is contemplated that the Company board shall consist of JR designees and certain current Company directors, as Company designees, it being understood that the number of Company directors shall not exceed five, and that the number of JR designees at any given time shall be one more than the number of Company designees. In the event of any vacancy in the office of any JR designee, a majority of the remaining JR designees shall have the right to designate a replacement, and in the event of any vacancy in the office of any Company designee, a majority of the remaining Company designees shall have the right to designate a replacement, in each case to fill such vacancy. These rights will be incorporated in amended bylaws to be negotiated and mutually agreed upon. Prior to such appointment of JR director nominees, the Company shall cause a Schedule 14f-1 to be filed with the SEC and mailed to the Company shareholders. It is expected that the amended bylaws shall provide for, among other things, the board composition mechanisms during the Standstill Period (as defined in the following sentence). The Standstill Period means the period ending on the earlier of (i) 18 months from a Change of Control Closing and (ii) the uplisting of the Company common stock (or the common stock of a successor-in-interest to the Company) to the NYSE or the Nasdaq Stock Market.

During the Standstill Period, JR has agreed to the following corporate governance provisions, among others:

•to not vote its shares of common stock to remove any Company designee without the consent of a majority of the Company designees or approve a material amendment to the articles of incorporation or the amended bylaws unless approved and recommended by a majority of the Company Designees;

•JR shall vote its shares of common stock for the election of Company designees;

•any transaction between JR or any of its affiliates, on the one hand, and the Company, on the other hand (including, without limitation, the issuance of Company capital stock or derivative securities to JR or any of its affiliates and entering into certain business combinations by and between JR, the Company and any of their respective affiliates), shall be subject to approval by the Company designees and the JR designees shall recuse themselves from voting on the approval of such transactions; and

•not to engage in proxy solicitations or certain communications (other than in connection with a sale of the Company to a third party), or acquire additional shares of Company common stock or assets of the Company, in each case without the approval of the Company designees.

In June 2020, the Company secured the services of New-Sense Geophysics Ltd. (“New-Sense”) to undertake a high resolution helicopter-borne district scale magnetic and radiometric survey of the Northern Black Hills of South Dakota. New-Sense is an industry leader in the collection and data processing of airborne geophysics. Robert B. Ellis (EGC Inc.) has also been engaged to consult on the design of the survey for Dakota Territory and will oversee data acquisition, provide additional processing and modeling of the data, and work with the Dakota Territory’s technical team to integrate the high resolution geophysics with the Company’s geology and geochemistry data sets.

Subsequent to March 31, 2020, outstanding warrants entitling the holders to purchase an aggregate of 2,200,000 shares of common stock were exercised. We received proceeds in the amount of $220,000 from the exercise of these warrants.

Corporate History

The Company was incorporated in Nevada in 2002. The Company has been in the exploration stage since its formation and has not realized any revenues from operations. The Company’s gold initiatives included:

•The September 2012 acquisition of North Homestake Mining Company, a private Nevada corporation that owned the Blind Gold Property located in the Black Hills of South Dakota. The Blind Gold Property was initially comprised of eighty-four unpatented mining claims covering approximately 1,600 acres and is located approximately four miles northwest of the historic Homestake Gold Mine. The Blind Gold Property is underlain by the Homestake Formation, an iron-formation that is the unique host for gold mineralization at the Homestake Mine. The two founders of North Homestake have 44-years of combined exploration, mining and management experience at the Homestake Mine, and own a 5% net smelter return royalty recorded on the original eighty-four claims that comprised the property acquired through the transaction.

•The December 2012 acquisition of three groups of unpatented lode mining claims from Black Hills Gold Exploration LLC. Comprised of fifty-seven unpatented lode mining claims, the property acquisition covers approximately 853 acres in total. Twenty-three of the claims acquired are situated to the west, south and southeast of the Company's Blind Gold Property, with the balance of the claims establishing the Homestake Paleoplacer and City Creek Properties. All three groups of unpatented claims are brownfields exploration targets based on the previous work performed by Homestake Mining Company. With the addition of the new property in 2012, Dakota Territory increased the size of its land package in the Black Hills by approximately 50% to nearly 2,466 acres in total.

•The February 2014 acquisition of surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. Located immediately to the north and adjoining the Company’s Homestake Paleoplacer Property, Mineral Survey 1706 was explored by Homestake Mining Company in the late 1980’s.

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

•The April 2017 acquisition of a combination of surface and mineral title to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property, which added approximately 2,600 feet of the channel trend to our property position.

•The November 2018 acquisition of 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. The acquisition was based on our inversion modeling of magnetic and gravity geophysical survey data. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,167 acres.

•The September 2019 acquisition of 106 unpatented lode mining claims covering approximately 1,167 acres in close proximity to the historic Tinton Gold Camp. The Tinton area was the site of placer mining activity between 1876 and the turn of the century, the lode source for which has not been discovered. The Company has based the acquisition of this property on extensive research conducted by members of our technical team at Homestake Mining Company.

•The March 6, 2020 acquisition of 65 unpatented lode mining claims covering approximately 1,152 acres in the Homestake District of the Black Hills of South Dakota. The property is contiguous to the Company's Blind Gold Property and is the subject to historic prospecting activity that we believe suggests the occurrence of gold and/or silver mineralization at multiple locales on the property. We believe that the property is also a target for Pre-Cambrian Homestake style gold mineralization under the younger cover rocks based on the Company’s projections of the Homestake stratigraphic sequence (Ellison, Homestake, and Poorman Formations) and inversion modeling of geophysical survey data completed by our technical team in late 2018.

U.S. Investors are cautioned not to assume that any defined resources will ever be converted into SEC Guide 7 Compliant Reserves. We have not established that any of our properties contain proven or probable reserves under SEC Industry Guide 7.

Competitors

The mining industry is highly competitive. We will be competing with numerous companies, some with greater financial resources available to them. We therefore will be at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment. Additionally, there are established and well-financed companies active in the mining industry that will have an advantage over us if they are competing for the same properties.

Government Approvals

The exploration, drilling and mining industries operate in a legal environment that requires permits to conduct virtually all operations. Thus, permits are required by local, state and federal government agencies. Local authorities, usually counties, also have control over mining activity. The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area. Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or replace the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts. All these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

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

Overview. Like all other mining companies doing business in the United States, we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species, in the vicinity of its operations. These include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration, any mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once any commercial mining operations have ceased.

Federal legislation in the United States and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management (“BLM”), the United States Fish and Wildlife Service (“USFWS”), the Army Corps of Engineers and other agencies—in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, and the Comprehensive Environmental Response, Compensation and Liability Act—have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

The Clean Water Act. The federal Clean Water Act is the principal federal environmental protection law regulating mining operations in the United States as it pertains to water quality.

At the state level, water quality is regulated by the Department of Environment and Natural Resources of the State of South Dakota. If our exploration or any future development activities might affect a ground water aquifer, it will have to apply for a Ground Water Discharge Permit from the Ground Water Quality Bureau in compliance with the Groundwater Regulations. If exploration affects surface water, then compliance with the Surface Water Regulations is required.

The Clean Air Act. The federal Clean Air Act establishes ambient air quality standards, limits the discharges of new sources and hazardous air pollutants and establishes a federal air quality permitting program for such discharges. Hazardous materials are defined in the federal Clean Air Act and enabling regulations adopted under the federal Clean Air Act include various metals. The federal Clean Air Act also imposes limitations on the level of particulate matter generated from mining operations.

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

In the fiscal year ended March 31, 2020, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities, although costs may increase in future periods.

Employees

We have no employees. Our management, all of whom are consultants, conducts our operations. Given the early stage of our exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. However, if we are successful in our initial and any subsequent drilling programs, we may retain employees.

Insurance

We currently do not maintain any insurance coverage to cover losses or risks incurred in the ordinary course of business.

Research and Development

The Company has spent only nominal amounts during each of the last two fiscal years on research and development activities.

Office Facilities

Our principal executive offices are located at 10580 N. McCarran, Building 115-208, Reno, NV 89503. Our telephone number is (713) 542-5161.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include projections or estimates made by the Company in connection with its business operations. These forward-looking statements, and any assumptions upon which they are based, reflect our current judgment regarding the direction of our business. Actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.

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

Risk Associated with Our Business

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties, and our business could fail.

We have not established that any of our mining properties contain commercially viable mineral or metal reserves, nor can there be any assurance that our properties will contain commercially viable mineral or metal reserves. The ability of us to conclude that an individual prospect having a mineral or metal reserve that meets the requirements of Guide 7 of the SEC Industry Guides requires further efforts and any funds that we spend on exploration may be lost. Even if we do eventually discover commercially viable mineral or metal reserves on one or more of our properties, there can be no assurance that they can be developed into producing mines and we can extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored and mined, are ultimately developed into commercially viable producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral or metal deposit, the proximity of the resource to infrastructure, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Even if commercial viability of a mineral or metal deposit is established, we may be required to expend significant resources until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to both establish proven and probable reserves and then in order to implement drilling operations. Because of these uncertainties, no assurance can be given that any of our potential drilling programs will result in commercially viable operations and the establishment or expansion of resources or reserves, the failure of which will adversely impact our Company and business.

If we establish the existence of commercially viable mineral or metal resources on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into production. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral and metal resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, engage in drilling operations and develop extraction and processing facilities (or make arrangements therefor) and infrastructure. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds. Although we may derive substantial benefits from the discovery of a commercially exploitable deposits, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Our exploration and extraction activities may not be commercially successful.

While we believe there are positive indicators that our properties may contain commercially exploitable minerals and metals, such belief has been based solely on preliminary tests that we have conducted and data provided by third parties. There can be no assurance that the tests and data upon which we have relied is correct or accurate. Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

•the identification of potential mineralization based on analysis;

•the availability of permits;

•the quality of our management and our geological and technical expertise; and

•the capital available for mining operations.

Our potential revenue and profitability based upon exploitation and development of the Blind Gold, City Creek, Tinton, West Corridor and Homestake Paleoplacer Properties is contingent upon our gaining certain governmental permits and approvals. We must apply and go through regulatory approval in order to implement any development plans. If we fail to obtain the governmental permits and approvals, we may have difficulty implementing our exploration, mining and business plans.

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, and to develop the mines and facilities and infrastructure at any site chosen for mining. Whether a mineral or metal deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely, and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. If our exploration and extraction activities are not successful, our business will likely fail.

There may be challenges to the title of our mineral properties.

The Company has acquired properties held primarily by unpatented claims and mineral and surface ownership. The validity of title to many types of natural resource property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application. We cannot assure you that the validity of our titles to our properties will be upheld or that third parties will not otherwise invalidate those rights. In the event the validity of our titles are not upheld, such an event would have a material adverse effect on us.

Mineral operations are subject to applicable law and government regulations. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.

Companies such as ours that plan to engage in exploration and extraction activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for our activities is subject to the discretion of government authorities, and we may be unable to obtain or maintain such permits. Permits required for future exploration or development may not be obtainable on reasonable terms or on a timely basis. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration or development of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could face difficulty and/or fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest. It is possible that our properties could be located on or near the site of a Federal Superfund cleanup project. Although we will endeavor to avoid such sites, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. We are not currently aware of any environmental issues or litigation relating to any of our current or former properties. Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties. There can be no assurance that our defense of such claims will be successful. A successful claim against us could have an adverse effect on our business prospects, financial condition and results of operation.

The exploration, possible future development and any production phases of our business will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation and set out limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulations, if any, may adversely affect our operations. If we fail to comply with any of the applicable environmental laws, regulations or permit requirements, we could face regulatory or judicial sanctions. Penalties imposed by either the courts or administrative bodies could delay or stop our operations or require a considerable capital expenditure. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is a possibility that those opposed to exploration and mining will attempt to interfere with our operations, whether by legal process, regulatory process or otherwise.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital, equipment and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are currently an insignificant participant in the mining industry due to our limited financial and personnel resources. We may be unable to attract the necessary investment capital or a joint venture partner to fully develop our mineral properties, be unable to acquire other desirable properties, be unable to attract and hire necessary personnel, or be unable to purchase necessary equipment.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

The business of exploring for and extracting minerals and metals involves a high degree of risk. Few properties are ultimately developed into producing mines. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure, metal prices, which can be highly variable, and government regulation, including environmental and reclamation obligations. These factors are not within our control. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these metals or minerals on the basis of available technology. Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral or metal properties, such as, but not limited to:

•encountering unusual or unexpected formations;

•environmental pollution;

•personal injury, flooding and landslides;

•variations in grades of minerals or metals;

•labor disputes; and

•a decline in the price of gold.

We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down on our investment in such property interests. All of these factors may result in losses in relation to amounts spent which are not recoverable. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

No assurance that the May 2020 purchase right will be exercised.

In May 2020, the Company granted JR the right to purchase up to 142,566,667 shares of Company common stock on or before October 15, 2020 at a purchase price of $0.15 per share (for up to $21,385,000). There can be no assurance that JR will exercise this option, in full or in part, prior to its expiration date. The failure of JR to exercise this purchase right may delay or restrict the Company from implementing its business strategy to acquire additional properties in the Black Hills and conduct operations, causing us to seek financing from other parties, the availability of which is uncertain.

We have had historically negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of approximately $1,114,000 for the year ended March 31, 2020, and cumulative losses of approximately $5,378,000 as of March 31, 2020. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our operations is anticipated to involve consideration and evaluation of several significant factors that could adversely affect our ability to meet our business plans including, but not limited to:

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

A decline in the price of our common stock or gold prices in general could affect our ability to raise further working capital and adversely impact our operations.

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

The value of our assets, our ability to raise capital and any future economic returns are substantially dependent on the prices of gold. The gold price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

•gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;

•speculative short positions taken by significant investors or traders in gold;

•the relative strength of the U.S. dollar;

•expectations of the future rate of inflation;

•interest rates;

•changes to economic activity in the United States, China, India and other industrialized or developing countries;

•geopolitical conflicts;

•changes in industrial, jewelry or investment demand;

•changes in supply from production, disinvestment and scrap; and

•forward sales by producers in hedging or similar transactions.

We have a history of losses and fluctuating operating results that raises doubt about our ability to continue as a going concern.

From inception through March 31, 2020, we have incurred aggregate losses of approximately $5,378,000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production (if such event occurs).

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations, no earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the exploration stage. The success of our Company is significantly dependent on a successful acquisition, exploration, development and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our success depends to a certain degree upon certain key members of our management, including specifically our chief executive officer. These individuals are a significant factor in our company's growth and success. We do not have key employee insurance in place in respect of any of our senior officers or personnel and we do not anticipate obtaining such insurance in the near future. The loss of the service of members of our management and certain key contractors could have a material adverse effect on our company.

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

Our potential revenue and profitability based upon our exploitation and development of the Blind Gold, City Creek and Homestake Paleoplacer Properties may be contingent upon our gaining additional access to the properties through ingress and egress routes that are owned by private land owners. We may require agreements with those landowners to facilitate ingress and egress to our properties. If we fail to enter into such agreements on favourable terms, we may have difficulty conducting exploration, development and mining operations, which may result in our inability to implement our business plans.

Pandemics, including the recent outbreak of the coronavirus, could cause delays in our exploration and development activities and could negatively impact the availability and cost of future borrowings.

In March 2020, the World Health Organization designated the new coronavirus (“COVID-19”) as a global pandemic. Federal, state and local governments have mandated orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, restrictions on travel, and work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has resulted in significant volatility in the financial markets. The restrictions put in place by federal, state and local governments could delay our exploration and any development plans related to our properties. Furthermore, the impact of the pandemic on the global economy could also negatively impact the availability and cost of future borrowings should the need arise.

Risks Associated with Our Common Stock

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our articles of incorporation authorize the issuance of 310,000,000 shares, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 12, 2020, we have 66,914,964 shares of common stock issued and outstanding. If the May 2020 purchase right is exercised in full, 142,566,667 shares of common stock will be issued to JR, resulting in JR owning approximately 64.24% of the common stock to be issued and outstanding. This will result in the significant dilution of current ownership percentages of existing shareholders. The issuance of any additional shares to raise financing may be dilutive, depending on the price at which such securities are sold. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other shareholders.

Trading in our common shares on the OTC:QB is limited and sporadic, making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently quoted on the OTC:QB. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in the development stage. There can be no assurance that trading prices previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Because of the early stage of exploration and the nature of our business, our securities are considered highly speculative.

Resource exploration is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover valuable deposits, but from finding deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of resources acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulation, including regulations relating to royalties, allowable production and environmental protection, the combination of which factors may result in our Company not generating an adequate return on investment capital.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations that may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We have never paid any cash dividends.

We have never declared or paid any cash or stock dividends on our capital stock.

The sale of our common stock by existing stockholders may depress the price of our common stock due to the limited trading market that exists.

Any sales of a significant amount of common stock by existing shareholders may depress the price of our common stock and the price of our common stock may decline.

A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.

Under our articles of incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions. If JR exercises its option in full, it will be the majority holder of our outstanding shares of common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have not established that any of our properties, mineral interests or rights contain proven or probably reserves, as defined under SEC Industry Guide 7. Exploration by us on our properties has been limited to field sampling programs, field mapping programs and a campaign to acquire historic data sets that were known to exist for our property and the balance of the Homestake District. Much of the important historic data has been digitized and assembled to our new database in electronic form. In the case of historic geophysical data, the data has been digitized and reprocessed.

Drill plans and budgets have been prepared for each of the Homestake Paleoplacer Property, City Creek Property, Tinton Property and the Blind Gold Property iron-formation and tertiary aged replacement targets. The Homestake Paleoplacer Property has been permitted with SDDENR and we believe to be ready to drill upon on deposit of the $25,000 reclamation bond. Current drill plans for the City Creek Property, Tinton Property and Blind Gold Property may be modified pending the results of the Company’s airborne magnetic and radiometric survey that is scheduled to be flown in the summer of 2020. The airborne program is funded and awarded, as is the interpretation and modeling of the data to be acquired. Dakota Territory’s technical team has field programs planned and funded to reconcile geologic conditions with the high-resolution geophysics and to integrate new data with the Company’s extensive geology and geochemistry data sets.

None of our property is sufficiently drilled to prepare a preliminary economic assessment. However, our management and technical teams have prepared internal scoping studies for the Homestake Paleoplacer Property and the Blind Gold Property iron-formation and tertiary aged replacement targets. Based on our experience in the district, Dakota Territory has modeled the exploration, development, mining and closure for the size and grade of similar deposits in a similar geological setting elsewhere in the district for those properties. The strategy of this financial modeling is to determine whether, if we are technically successful defining our deposit expectation with drill holes, any identified deposit would make commercial sense to ultimately develop.

The Black Hills has well developed power infrastructure. All four of our properties has power on the property now, with the potential to be upgraded for production if exploration proves successful. The Company believes access to water will not be a significant issue for any development purpose at any property.

Gold Properties - Black Hills General

Dakota Territory maintains 100% ownership of four mineral properties in the district comprised of 404 unpatented claims and a combination of surface leases and mineral ownership covering a total of approximately 7,166 acres. located in the Black Hills of South Dakota, including the Blind Gold, City Creek, Tinton and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District.

The Homestake District is a favorable geologic gold setting with three unique gold deposit types that we believe have yielded approximately 44.6 million ounces of gold production over the past 140 years, including Proterozoic-age Homestake iron-formation hosted gold deposits, Tertiary-age replacement gold deposits and Eo-Cambrian Homestake Paleoplacer gold deposits.

Dakota Territory has based the acquisition of its Black Hills property position on more than 44 years of combined mining and exploration experience in the Homestake District and the knowledge gained from previous exploration and mining efforts. We believe that the Blind Gold, City Creek, Tinton and Homestake Paleoplacer properties offer exploration targets for all three gold deposit types known to exist in the district.

The Black Hills is a low cost jurisdiction with well - developed infrastructure and an existing experienced mining and exploration workforce. South Dakota's regulatory authorities have historically demonstrated a willingness to work with responsible operators to permit well-planned compliant projects and South Dakota’s exploration and mining regulations are reasonable and comparable to other jurisdictions within the United States.

Our business strategy is to focus on the search of a repeat of the Homestake Deposit in the iron-formation host that is distributed across the district, largely under the cover of the younger igneous and sedimentary rocks that dominate the surface. The Company continues to expand its land position in the district with the objective of simultaneously developing less capital-intensive lower risk gold targets that could be brought into production in the near term.

Blind Gold Property

The Blind Gold Property consists of 221 unpatented lode-mining claims and combination of surface and mineral title to property located near the Historic Maitland Gold Mine. In total, the Blind Gold Property covers approximately 3,204 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Ranges 2 and 3 E and cover portions of Sections 1, 2, 11, 12 13 and 14 in Range 2E and Sections 5,6,7,8 and 18 in Range 3E.

The Company acquired 84 of the claims through the acquisition of North Homestake Mining Company in September 2012. In December 2012, the Company's Blind Gold Property position was increased through the acquisition of 23 additional claims from Black Hills Gold Exploration LLC. In April 2017, the Company completed the acquisition of an additional 82 acres of mineral property through an exploration and mining lease and option to purchase property agreement with Trucano Novelty Inc., of South Dakota. The Company added 114 contiguous claims on its west and southern western property boundary in February 2020. The Company owns a 100% interest in the 221 claims that comprise the main block of the Blind Gold Property with no known encumbrance. There are no known private surface rights owners within the bounds of the main block of the Blind Gold Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are $165 per claim, or a total of $36,465 for the 221 claims that comprise the main block of the Blind Gold Property. Annual claim maintenance fees are due before September 1st of each year. An additional 82 acres are located approximately one-half mile south of the main block of the Blind Gold Property and adjacent to the Historic Maitland Gold Mine.

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

Access to the property is gained by traveling 4.3 miles south-southeast from the City of Spearfish along the Maitland Road (Forest Service 195). Alternately, the area can be accessed from the south via the same Maitland Road from Central City. The northern segment of the property can be accessed from the Maitland Road via Forest Service Road 195-2A and the southern portion can be accessed via the Paradise Gulch Road. In addition, various forest service roads exist within the property.

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

The Company acquired its original 14 unpatented Homestake Paleoplacer claims from Black Hills Gold Exploration LLC in December 2012. The Company owns a 100% interest in the 14 unpatented claims with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are $165 per claim, or a total of $2,310 total for the 14 claims that comprise the original Homestake Paleoplacer Property. Annual claim maintenance fees are due before September 1st of each year.

Notice must be filed with and approved by the BLM, the USFS, and the SDDENR prior to undertaking any exploration activities. The notice describes the proposed exploration activities and any remedial reclamation deemed necessary. The various government agencies review the application to ensure there will be no deleterious impacts as a result of activity on the claims prior to granting any approvals for the proposed work.

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

Access to the property is gained by traveling 0.75 miles west-northwest from Central City along the Maitland Road (Forest Service 195). Alternately, the area can be accessed by traveling approximately 1.75 miles west-northwest from the City of Deadwood on the Mount Roosevelt Road (Forest Service 133).

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

At 560 million years ago, the Cambrian seas advanced and deposited marine sediments that eventually covered the primordial Black Hills highlands and sealed the paleoplacer gold deposits under cover.

Tertiary-age rhyolite intrusive rocks dominate the outcrop on the Homestake Paleoplacer Property, along with limited outcrops of Cambrian Deadwood formation contained within the rhyolite intrusive. The rhyolite is in the form of a sill/laccolith, 50 to 500 feet thick, that overlies the basal quartz pebble conglomerate units of Deadwood formation and the extensions of gold bearing paleoplacers sourced from the Homestake Lode.

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

The Company acquired the original block of 21 City Creek claims from Black Hills Gold Exploration LLC in December, 2012. The patented lode claims Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba that comprise M.S. 1644 were acquired from Trucano Novelty Inc. in April, 2017 and an addition 42 unpatented lode mining claims were acquired by staking in November 2018. The Company owns a 100% interest in the property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the property with all surface rights on the unpatented portion of the property under the control of the US Forest Service. Annual claim maintenance fees are $165 per claim, or a total of $10,395 total for the 63 claims that comprise the City Creek Property. Annual claim maintenance fees are due before September 1st of each year.

Notice must be filed with and approved by the BLM, the USFS, and the SDDENR prior to undertaking any exploration activities. The notice describes the proposed exploration activities and any remedial reclamation deemed necessary. The various government agencies review the application to ensure there will be no deleterious impacts as a result of activity on the claims prior to granting any approvals for the proposed work.

Access to southwest end of the property is gained by traveling 0.6 miles west-northwest from the City of Deadwood along the Mount Roosevelt Road (Forest Service 133). Alternately, the area can be accessed by traveling approximately 2.8 miles west on the Mount Roosevelt Road (Forest Service 133) from US Highway 85 in the City of Deadwood.

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

Tinton Property

The Tinton Property, consists of a group of 106 unpatented lode-mining claims covering approximately 1,167 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 1 E and cover portions of Sections 14, 15, 22, 23,27, 26, 34, and 35.

The Company acquired the claims in September 2019 with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the claims with all surface rights on the unpatented portion of the property under the control of the US Forest Service. Annual claim maintenance fees are $165 per claim, or a total of $17,490 total for the 106 claims that comprise the Tinton Property. Annual claim maintenance fees are due before September 1st of each year.

Notice must be filed with and approved by the BLM, the USFS, and the SDDENR prior to undertaking any exploration activities. The notice describes the proposed exploration activities and any remedial reclamation deemed necessary. The various government agencies review the application to ensure there will be no deleterious impacts as a result of activity on the claims prior to granting any approvals for the proposed work.

Access to the property is gained by traveling 8 miles south-southwest from the City of Spearfish along a series of paved and aggregate secondary roads. A network of these roads cut the property. Alternative ingress can be gained on similar roads from the town of Lead (via Savoy), located approximately 9 miles east-southeast of the property. Some of these roads are seasonal, as they are not plowed during the winter months.

Placer gold was first discovered in the Tinton area in 1876 and the local drainages were worked during the late 19th and early 20th centuries. No source-lode has yet been located for the modern gold placer deposits.

In the mid 1990’s, Homestake Mining Company undertook an exploration program at Tinton that was based on the deposition models for the paleoplacer and modern placers associated with the Homestake Lode. Preliminary ground work at that time indicated that the most likely source of the gold originated from an area east of the placer workings, over which a district wide ground gravity survey was conducted in an effort to locate iron-formation host rocks under the younger limestone beds that dominate the surface in the Tinton area. Based on the results of the geophysical survey, two deep core holes were subsequently drilled with intercepted rocks interpreted to be comparable with the suite of rocks at the site of the Homestake Mine. Dakota Territory intends to resume the exploration begun by Homestake by building off the substantial work already invested in narrowing the search area.

Item 3. Legal Proceedings.

No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2020, our exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTC:QB operated by OTC Markets Group Inc. under the symbol “DTRC.” The market for our common stock on the OTC:QB is limited, sporadic and highly volatile. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low bid prices during the periods indicated.

Fiscal Year 2019	High	Low
Quarter ended March 31, 2019	$0.09	$0.05
Quarter ended December 31, 2018	$0.10	$0.03
Quarter ended September 30, 2018	$0.07	$0.03
Quarter ended June 30, 2018	$0.09	$0.05

Fiscal Year 2020	High	Low
Quarter ended March 31, 2020	$0.20	$0.06
Quarter ended December 31, 2019	$0.10	$0.06
Quarter ended September 28, 2019	$0.12	$0.04
Quarter ended June 30, 2019	$0.08	$0.03

The last bid price of our common stock on June 12, 2020 was $0.47 per share.

Holders

The approximate number of holders of record of our common stock as of June 12, 2020 was approximately 206.

Dividends

We have not paid any cash dividends on our equity security. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Repurchase of Securities

During the fiscal year ended March 31, 2020, we did not affect any repurchase of securities.

Equity Compensation Plan Information

On January 25, 2015, the Company’s board of directors adopted a plan entitled the “2015 Omnibus Incentive Plan.” The plan has a total of 15,000,000 common share options available to award to the executive officers and consultants. As of March 31, 2020, a total of 4,350,000 shares of our common stock remained available for future grants under the plan.

Recent Sales of Unregistered Securities During Fiscal 2019 and 2020

Outside of the below recent sales of unregistered securities, all other sales of unregistered securities during the fiscal years ended March 31, 2020 and 2019, were previously reported under our quarterly reports on Form 10-Q and current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)(2)	Consideration	Exemption (1)
February 2020	Common Stock Options	300,000	Consultants	-	Services	4(a)(2)
February 2020	Common Stock Options	300,000	Consultants	-	Services	4(a)(2)
February 2020	Common Stock Options	300,000	Consultants	-	Services	4(a)(2)

(1)With respect to sales designated by “Section 4(a)(2),” these shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. (1)

(2)Represents options issued with no cash proceeds. Upon exercise of the options, the Company is entitled to the exercise price of $0.08 per share.

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

Overview

Our goal is to create shareholder value through the acquisition, responsible exploration and future development of high caliber gold properties in the Black Hills of South Dakota. Our management and technical teams have more than 50 combined years of mining and exploration experience in the Black Hills with Homestake Mining Company, which we believe has uniquely positioned Dakota Territory to leverage our direct experience and knowledge of past exploration endeavors to focus our programs at the point where Homestake Mining Company left off in the 1990’s.

The Black Hills of South Dakota has yielded approximately 44.6 million ounces of gold production from a 100 square mile area known as the Homestake District. Despite the gold endowment of the area, we believe the District is generally underexplored and lacks a concerted effort to search for gold under the cover of younger sedimentary and igneous rocks that dominate the surface. The Black Hills of South Dakota is a safe low-cost jurisdiction with well-developed mining infrastructure and is a jurisdiction in which regulatory authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Since 2012, we have consistently pursued a strategy of expanding our portfolio of brownfields exploration properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating the remaining mineral potential. Our property acquisitions have been based on our past exploration experiences, the extensive data sets we have assembled over the past 8 years, and new research the Company has conducted on the gold system that created the District. Dakota Territory currently holds four exploration properties covering a total of approximately 7,166 mineral acres. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

Current Plan of Operations

Our planned operations during fiscal 2021 are focussed on advancing our Blind Gold, City Creek, Tinton and Homestake Paleoplacer gold exploration properties and to continue to build on our overall property position in the Homestake District of the Black Hills of South Dakota.

We are planning to fly a broad high definition airborne geophysical survey to enhance our current drill targets, as well as to screen other areas of interest within the district. We have budgeted for several field sampling /mapping programs and to continue to locate and add to our extensive data sets. We have planned to complete site preparations, and to conduct our first drill program on the Paleoplacer Property. Additionally, our budget provides for the commencement of necessary permit work for the Blind Gold and City Creek Properties and provides for our general operating expenses and the maintenance of the Company’s Mining Claims and leases.

Table: Fiscal Year 2021 Proposed Exploration Expenditures (000’s)
General & administrative	$ 300
Airborne survey	$410
Field programs/Met Testing/Data	$ 90
Property Acquisition	$ 650
TOTAL	$1,450

Our operations for fiscal year 2021 are planned and budgeted at approximately $1,450,000.

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

As of March 31, 2020, we had a working capital deficit of approximately $2,794,000 and our accumulated deficit as of March 31, 2020 was approximately $5,378,000. We had a net loss for the year ended March 31, 2020 of approximately $1,114,000.

During the fiscal year ended March 31, 2020, we generated cash from the sale of the Company’s common stock through a private placement in the amount of approximately $150,000. We also generated cash from the issuance of a note payable to an investor in the amount of $300,000. In May 2020, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, of which $300,000 was advanced in February 2020, as noted above, and $1,150,000 was advanced in May 2020. The note is unsecured and bears interest at the annual rate of 0.25%, compounded annually, payable on December 31, 2021. On the maturity date, the principal amount of the note, together with any accrued but unpaid interest, will be due and payable in cash, provided that, if and to the extent that the Company does not pay this note in cash on the maturity date, then JR will be required to exercise, and will in fact be deemed to have exercised, its right to convert such unpaid portion of the note into shares of Company common stock. The conversion price is $0.15 per share through December 31, 2020 and, thereafter, the lesser of $0.15 per share and the volume weighted average price of Company common stock for the five consecutive trading days immediately preceding the date of such conversion (with a floor of $0.10 per share). The note has customary event of default provisions and, upon an event of default, JR will be required to convert the unpaid portion of the note into the shares of Company common stock, if not paid prior thereto in cash by the Company.

During our fiscal year ending March 31, 2021, we plan to spend approximately $90,000 for field programs, $410,000 for geophysical surveys, and approximately $650,000 for expenses related to land acquisition. The timing of these expenditures is dependent upon a number of factors, including the availability of contractors. We estimate that general and administrative expenses during fiscal year ending March 31, 2020 will be approximately $300,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

We have no employees. Our management, all of whom are consultants, conduct our operations. Given the early stage of our exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. However, if we are successful in our initial and any subsequent drilling programs, we may retain employees.

We currently do not have sufficient funds to complete exploration and development work on our properties, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted. In May 2020, the Company granted JR the right to acquire up to 142,566,667 shares of common stock at a purchase price of $0.15 per share (up to $21,385,000, reduced by the amount of the $1,450,000 note converted). There is no assurance that JR will purchase any or all of these shares on or prior to October 15, 2020, the expiration of this purchase right. If JR exercises all or a portion of this purchase right, the Company will utilize these proceeds to fund potential acquisitions and for working capital and other corporate purposes. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development. We cannot be certain that additional capital or other types of financing will be available when needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

Subsequent to March 31, 2020, outstanding warrants entitling the holders to purchase an aggregate of 2,200,000 shares of common stock were exercised. We received proceeds in the amount of $220,000 from the exercise of these warrants.

Results of Operations

Fiscal years ended March 31, 2020 and 2019

Revenue

We had no operating revenues during the fiscal years ended March 31, 2020 and 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $5,378,000 as of March 31, 2020.

Exploration Costs

During the years ended March 31, 2020 and 2019, our exploration costs were for payments of annual claim maintenance fees related to our mineral properties.

General and Administrative

Our general and administrative expenses for the year ended March 31, 2020 and March 31, 2019 were approximately $1,001,000 and $553,000, respectively. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. Included in our general and administrative expenses is approximately $196,000 of non-cash stock compensation for services.

We had losses from operations for the fiscal years ended March 31, 2020 and 2019 totaling approximately $1,101,000 and $606,000, respectively. We had a net loss for the fiscal year ended March 31, 2020 of approximately $1,114,000 and net income for the fiscal year ended March 2019 of approximately $21,000. We incurred interest expense from notes payable for the fiscal years ended March 31, 2020 and 2019, respectively, in the amounts of approximately $13,000 and $33,000.

We recognized income from the extinguishment of debt for the fiscal year end March 31, 2019 in the amount of approximately $660,239. We had four notes payable, one convertible note payable and associated accrued interest owed to two entities. Under the statute of limitations in Nevada the debt is no longer enforceable and these noteholders are no longer in existence.

Off-Balance Sheet Arrangements

For the fiscal years ended March 31, 2020 and 2019, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 4 of the financial statements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended March 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dakota Territory Resource Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dakota Territory Resource Corp. (the “Company”) as of March 31, 2020 and 2019, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues since inception, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ HAM, LANGSTON & BREZINA, L.L.P.

We have served as the Company’s auditor since 2019.

Houston, Texas

June 27, 2020

DAKOTA TERRITORY RESOURCE CORP.

BALANCE SHEETS

	March 31, 2020	March 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$146,425	$152,590
Prepaid expenses and other current assets	7,649	8,851
Total current assets	154,074	161,441

Mineral properties, net	216,104	216,104

TOTAL ASSETS	$370,178	$377,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$501,818	$225,896
Accounts payable – related party	1,790,829	1,600,659
Line of credit	30,082	35,165
Notes payable	300,000	-
Note payable – related party	325,645	325,645
Total current liabilities	2,948,374	2,187,365
Total liabilities	2,948,374	2,187,365

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and March 31, 2019, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 65,416,787 and 62,916,787 shares issued and outstanding as of March 31, 2020 and March 31, 2019, respectively	65,417	62,917
Additional paid-in capital	2,734,130	2,390,733
Accumulated deficit	(5,377,743)	(4,263,470)
Total shareholders’ deficit	(2,578,196)	(1,809,820)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$370,178	$377,545

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2020 and 2019

	2020	2019
OPERATING EXPENSES
Exploration costs	$100,133	$53,367
General and administrative expenses	1,001,339	552,555

Total operating expenses	1,101,472	605,922

LOSS FROM OPERATIONS	(1,101,472)	(605,922)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	-	660,239
Interest expense	(12,801)	(33,366)
Total other income (expense)	(12,801)	626,873

NET LOSS	$(1,114,273)	$20,951

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$0.00

Weighted average shares outstanding:
Basic and diluted	60,868,700	60,759,801

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,114,273)	$20,951
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	110,897	117,559
Common stock issued for services	85,000	16,488
Gain on extinguishment of debt	-	(660,239)
Changes in current assets and liabilities:
Prepaid expenses and other assets	1,202	(4,518
Accounts payable and accrued expenses	275,922	32,990
Accounts payable – related party	190,170	279,314
Net cash used in operating activities	(451,082)	(197,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	-	27,500
Proceeds from note payable	300,000	-
Proceeds from sale of common stock	100,000	305,000
Proceeds from exercise of common stock warrants	50,000	-
Repayment on line of credit, net	(5,083)	(2,436)
Net cash provided by financing activities	444,917	330,064

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,165)	132,609
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,590	19,981
CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,425	$152,590

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

STATEMENTS OF CHANGES SHAREHOLDERS’ DEFICIT

For the Years Ended March 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2018	59,566,787	$59,567	$1,955,036	$(4,284,421)	$(2,269,818)

Common stock issued for cash	3,050,000	3,050	301,950	-	305,000
Common stock issued for services	300,000	300	16,188	-	16,488
Stock options issued for services	-	-	117,559	-	117,559
Net income	-	-	-	20,951	20,951

Balance at March 31, 2019	62,916,787	62,917	2,390,733	(4,263,470)	(1,809,820)

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000
Common stock issued for services	1,000,000	1,000	84,000	-	85,000
Stock options issued for services	-	-	110,897	-	110,897
Exercise of stock options	500,000	500	49,500	-	50,000
Net loss	-	-	-	(1,114,273)	(1,114,273)

Balance at March 31, 2020	65,416,787	$65,417	$2,734,130	$(5,377,743)	$(2,578,196)

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 1 Organization and Nature of Business

Dakota Territory Resource Corp., (“the Company”) was incorporated in the State of Nevada on February 6, 2002, has been in the exploration stage since its formation, and has not realized any revenues to date from its planned operations. Our Company is engaged in the business of acquisition and exploration of mineral properties within the Homestake Gold District of the Black Hills of South Dakota. To date, while no development or mining activities have commenced, our strategy is to move projects from exploration to development and finally on to mining as results of exploration may dictate. Dakota Territory’s management and technical teams have extensive mining and exploration experience in the Homestake District and we intend to leverage our experience together with our business presence in South Dakota to create value for our shareholders. The Company currently holds four brownfield project areas in the district comprised of 404 unpatented claims and a combination of surface and mineral leases covering a total of approximately 7,166 acres. Our goal is to obtain sufficient capital to advance our current property portfolio, to fund acquisition of additional prospective mineral property, and for the general working capital needs of the Company.

In September 2012, the Company closed on the agreement with North Homestake Mining Company (“NHMC”) to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. Since 2012, our Company has pursued a strategy of expanding our portfolio of brownfields exploration properties located exclusively within the Homestake District with the goal to build a dominant land position. Our property acquisitions have been based on our past exploration experiences, the extensive data sets we have assembled over the past 8 years, and new research the Company has conducted on the gold system that created the District. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

Uncertainties and Economic Development

In March 2020, the World Health Organization designated the new coronavirus (“COVID-19”) as a global pandemic. Federal, state and local governments have mandated orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, restrictions on travel, and work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has resulted in significant volatility in the financial markets.

The restrictions put in place by federal, state and local governments could delay our exploratory programs on our mineral properties. Furthermore, the impact of the pandemic on the global economy could also negatively impact the availability and cost of future borrowings should the need arise.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through March 31, 2020 of approximately $5,378,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

At March 31, 2020, the Company had a working capital deficit of approximately $2,794,000. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding will be in the form of equity financing from the sale of common stock, such as the JR Resources Corp. transaction discussed further in Note 10 – Subsequent Events, and/or debt financing. However, there can be no assurance that the JR Resources transaction will close or that other capital will be available on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests held by current shareholders. The Company may also seek to obtain short-term loans from the directors of the Company.

Based on these factors, there is substantial doubt as the Company’s ability to continue as a going concern.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 2 Summary of Accounting Policies

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. The Company has yet to generate any revenue.

Mineral Property Costs

We have been in the exploration stage since inception and have not yet realized any revenues from our planned operations. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If we do not continue with exploration after the completion of the feasibility study, the associated capitalized costs will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs.

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

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 2 Summary of Accounting Policies (Continued)

Fair Value Measurements

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).The three levels of inputs used to measure fair value are as follows:

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

Income Taxes

Income taxes are computed using the asset and liability method, in accordance with ASC 740, Income Taxes. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities, and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Loss Per Share

The Company computes basic and diluted income (loss) per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted income (loss) per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted for the dilutive effect of potential future issuances of common stock related to outstanding options and warrants.

The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The effect of the Company’s outstanding options and warrants were excluded for the years ended March 31, 2020 and 2019, because they were anti-dilutive.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this ASU, effective April, 2019, resulting in share-based payment awards issued to consultants during the twelve months ended March 31, 2020, being valued at the grant date and expense recognition over the vesting period. The Company had no awards outstanding at the adoption date requiring remeasurement.

Pronouncements between March 31, 2020 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3 Revision and Immaterial Correction of an Error in Previously Issued Financial Statements

During the quarter ended March 31, 2020, we identified certain errors related to accounts payable and corresponding general and administrative expenses recognized in connection with a consulting agreement entered into in June 2014. In our previously issued audited financial statements for the years ended March 31, 2016 and 2015, we erroneously recognized accounts payable and a corresponding charge to consulting expense of $30,000 and $70,000, respectively, related to the agreement. Subsequently, we concluded that the agreement contained no cash consideration, only the issuance of 1,000,000 shares of common stock. Accordingly, we determined that the accounts payable and corresponding consulting expense should not have been recognized. During the quarter ended March 31, 2020, we also identified an error in our previously issued March 31, 2019 audited financial statements related to a duplicate entry to recognize 300,000 shares with a grant date fair value of $1,512. In accordance with ASC 250, Accounting Changes and Error Correction, we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors, as described above, were immaterial to the Company’s previously issued March 31, 2019, 2016 and 2015 audited financial statements. Since these revisions were not material to any previously issued financial statements, no amendments to previously filed periodic reports are required. Consequently, the Company has adjusted for these errors by revising the March 31, 2019 financial statements included herein.

The table below presents the effect of the financial statement adjustments related to the revisions discussed above of the Company’s previously reported financial statements as of and for the year ended March 31, 2019. The cumulative tax effect of the revisions are reflected in the twelve months ended March 31, 2020 financial statements presented in Note 6. This misstatement had no net impact on the Company’s consolidated statements of cash flows.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 3 Revision and Immaterial Correction of an Error in Previously Issued Financial Statements (Continued)

The effect of the immaterial correction of an error in our previously filed consolidated financial statements as of and for the year ended March 31, 2019 is as follows:

Balance Sheet
	As of March 31, 2019
	Previously
	Reported	Adjustments	As Revised

Total assets	$377,545	$-	$377,545

Accounts payable and accrued liabilities	325,896	(100,000)	225,896
Total liabilities	2,287,365	(100,000)	2,187,365

Common stock	63,217	(300)	62,917
Additional paid-in capital	2,391,945	(1,212)	2,390,733
Accumulated deficit	(4,364,982)	101,512	(4,263,470)
Total shareholders’ equity	(1,909,820)	100,000	(1,809,820)

Total liabilities and shareholders’ deficit	$377,545	$-	377,545

Statement of Operations
	For the Year Ended March 31, 2019
	Previously Reported	Adjustments	As Revised

General and administrative expenses	554,067	$(1,512)	$552,555

Loss from operations	(607,434)	1,512	(605,922)

Net loss	19,439	1,512	20,951

Net loss per share:
Basic and diluted	0	$0	$0

Statement of Changes in Shareholders’ Deficit
	For the Year Ended March 31, 2019
	Previously Reported	Adjustments	As Revised
Common stock (shares):
Shares issued for services	600,000	(300,000)	300,000
Balance at March 31, 2019	63,216,787	(300,000)	62,916,787

Common stock (amount):
Shares issued for services	600	$(300)	$300
Balance at March 31, 2019	63,217	(300)	62,917

Additional paid-in capital:
Shares issued for services	17,400	(1,212)	16,188
Balance at March 31, 2019	2,391,945	(1,212)	2,390,733

Accumulated deficit:
Balance at March 31, 2018	(4,384,421)	100,000	(4,284,421)
Net loss	19,439	1,512	20,951
Balance at March 31, 2019	(4,364,982)	101,512	(4,263,470)

Total shareholders’ deficit	(1,909,820)	$100,000	$(1,809,820)

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 4 Related Party Transactions

Effective February 24, 2012, we began paying consulting fees to Jerikodie, Inc., a company controlled by our CEO, President and a director of the Company. The agreement provides a fixed fee of $9,000 per month plus approved expenses. During the fiscal year ended March 31, 2019, Mr. Aberle, the chief executive officer and a director of the Company, and/or his affiliates loaned the Company an aggregate of $20,500, which loans are unsecured obligations of the Company, bearing interest at an annual rate of 3%, and are currently due on demand or past due in the amount of $21,171 as of March 31, 2020.

Mr. Aberle is owed approximately $720,000 in accrued salary and consulting fees as of March 31, 2020, of which $108,000 relates to accruals during the fiscal year ended March 31, 2020 and $108,000 relates to accruals during the fiscal year ended March 31, 2019. The accrued salary and consulting fees are included in accounts payable – related party in the accompanying balance sheets.

Effective October 1, 2005, we began paying a management consulting fee to Minera Teles Pires Inc., a company controlled by the Chief Geological Officer (“CGO”) and director of the Company. The agreement provides a fixed fee of $10,000 per month of which $5,000 is paid and the other $5,000 deferred until financing is obtained by us. Additionally, the agreement provides for a payment of $1,500 per month for office rent and expenses. As of March 31, 2020, the Company owed Mr. Bachman, the President and a director of the Company, and/or his affiliates a principal amount of $305,145 and accrued interest of $81,164 These loans are unsecured obligations of the Company, bearing interest at annual rates of between 3% and 4%, and are due on demand or past due; of which $7,000 was advanced during the fiscal year ended March 31, 2019.

Mr. Bachman is owed approximately $920,000 in accrued salary, consulting fees and rent reimbursement as of March 31, 2020, of which $103,500 relates to accruals during the fiscal year ended March 31, 2020 and $138,000 relates to accruals during the fiscal year ended March 31, 2019. Such amounts are included in accounts payable – related party in the accompanying balance sheets.

As of March 31, 2020 and 2019, the Company owes Mr. Mathers, the chief financial officer, approximately $151,000 for consulting fees which is included in accounts payable – related party in the accompanying balance sheet.

In September 2018, Mr. O’Rourke, a director of the Company, purchased 750,000 shares of our common stock in a private placement for $75,000. Additionally, Mr. O’Rourke, through his consulting firm, entered into a one-year consulting agreement with the Company (i) in September 2018 whereby he was issued a consulting fee of 1,000,000 shares for services rendered, and (ii) in September 2019 whereby he was issued a five-year option to purchase 1,000,000 shares of our common stock at an exercise price of $0.08 per share.

During the quarter ended March 31, 2020, Mr. Kamin billed the Company $48,000 for consulting services rendered.

Messrs. Aberle and Bachman own a 5% net smelter return royalty on the original eighty-four unpatented mining claims comprising the Blind Gold Property.

Note 5 Mineral Properties

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

On February 24, 2014 the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement. On May 7, 2019, the Company extended the lease with option to purchase agreement for Mineral Survey 1706 for an additional 5-year period. The property is part of the Homestake Paleoplacer Property, and the Company has maintained the option to purchase the mineral property for $150,000.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 5 Mineral Properties (Continued)

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

In September, 2019 the Company completed the acquisition of 106 unpatented lode mining claims covering approximately 1,167 acres in close proximity to the historic Tinton Gold Camp. The Tinton area was the site of placer mining activity between 1876 and the turn of the century.

On March 6, 2020 the Company completed the acquisition of 65 unpatented lode mining claims covering approximately 1,152 acres in the Homestake District of the Black Hills of South Dakota. The new property is contiguous to the Company's Blind Gold Property.

The Company plans to commence an exploratory program on these mineral properties in June, 2020.

	March 31,	March 31,
	2020	2019
Capitalized costs	$216,104	$216,104
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$216,104	$216,104

Note 6 Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended March 31:

	2020	2019
Income tax benefit (prevision) computed
at federal statutory rates	$233,997	$(4,400)
Non-deductible stock-based compensation	(41,138)	(28,150)
Change in valuation allowance	(192,859)	32,550
Tax benefit	$-	$-

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

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 6 Income Taxes (Continued)

	2020	2019
Deferred tax assets:
Net operating loss carry forward	$703,077	$531,246
Basis of mining properties	32,235	11,207
Less: valuation allowance	(735,312)	(542,453)
Net deferred tax assets	$-	$-

As a result of a change in control effective in September 2012, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carry forward in the approximate amount of $3,348,000 will begin to expire in 2027. We file income tax returns in the United States and in one state jurisdiction.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2020 or March 31, 2019. The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 7 Notes Payable

In February 2020, we borrowed $300,000 from JR, which the note was amended and restated as described in Note 11, Subsequent Events.

For the year ended March 31, 2019, the Company extinguished debt due to two entities in the amount of $660,239 consisting of $405,550 in principal and $254,689 in accrued interest. Under the statute of limitations in Nevada the debt is no longer enforceable, and the noteholders are no longer in existence. The Company recorded this transaction as gain on extinguishment of debt in the accompanying statement of operations for year ended March 31, 2019.

Notes Payable to Related Party

During the fiscal year ended March 31, 2019, Mr. Aberle and/or his affiliates loaned the Company an aggregate of $20,500, which loans are unsecured obligations of the Company, bearing interest at an annual rate of 3%, and are currently due on demand or past due in the amount of $21,171 as of March 31, 2020.

As of March 31, 2020, the Company owed Mr. Bachman and/or his affiliates $386,309, which includes accrued interest in the amount of $81,164. These loans are unsecured obligations of the Company, bearing interest at annual rates of between 3% and 4%, and are due on demand or past due; of which $7,000 was advanced during the fiscal year ended March 31, 2019.

Note 8 Line of Credit

The Company executed a line of credit with Wells Fargo Bank in California. The line of credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this line of credit at March 31, 2020 and 2019 was $30,082 and $35,165, respectively.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 9 Common Stock

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

During the 12 months ended March 31, 2020, the Company issued (i) an aggregate of 1,000,000 shares of common stock for $100,000, (ii) 500,000 shares for $50,000 upon the exercise of stock options, and (iii) 1,000,000 shares of common stock valued at $85,000 in exchange for consulting services. The Company also issued options and warrants to purchase an aggregate of 3,200,000 shares of common stock at exercise prices ranging between $0.08 and $0.10 per share, expiring through January 2025.

At March 31, 2020, the total issued and outstanding shares were 65,416,787.

Common Stock Options and Warrants

The Company’s 2015 Omnibus Incentive Plan (the “Omnibus Plan”) authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards up to a total of 15 million shares. Under the terms of the Omnibus Plan, awards may be granted to employees, directors and third-party service providers. Awards issued under the Omnibus Plan vest as determined by the board of directors at the time of grant. Any shares related to an award granted under the Omnibus Plan that terminates by expiration, forfeiture, or otherwise without the issuance of the shares shall be available again for grant under the Omnibus Plan. As of March 31, 2020, a total of 4,350,000 shares remained available for future grants under the Omnibus Plan.

Outstanding stock options under the Omnibus Plan have terms ranging from 5 to 10 years. Outstanding stock options granted to third-party service providers generally vest over the period of the contract, which is typically one year. The Company recognized stock-based compensation related to issuance of stock options totaling $110,897 and $117,559 during the years ended March 31, 2020 and 2019, respectively, which is included in general and administrative expenses in the accompanying statements of operations.

A summary of the Company's stock option activity and related information for the period ended March 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at March 31, 2019	8,450,000	$0.08	5.83
Options granted	2,200,000	0.08	4.6

Outstanding at March 31, 2020	10,650,000	0.08	4.78	$1,025,000

Options vested or expected to vest at March 31, 2020	10,650,000	0.08	4.78	1,025,000

Options exercisable at March 31, 2020	9,133,333	$0.08	4.81	$873,333

The weighted-average grant-date fair value of stock options granted during the year ended March 31, 2020 was $0.09 per share. At March 31, 2020, there was approximately $125,000 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 0.60 years.

During the year ended March 31, 2020, we estimated the fair value of each stock option on the date of grant using a Black Scholes valuation model. The weighted-average assumptions used to calculate the grant date fair value were as follows: (i) risk-free interest rate of 1.52%, (ii) estimated volatility of 249%, (iii) dividend yield of 0%, and (iv) expected life of 5 years.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 9 Common Stock (Continued)

Common Stock Options and Warrants (Continued)

A summary of the Company's stock warrant activity and related information for the period ended March 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding at March 31, 2019	3,050,000	$0.10	1.04

Warrants granted	1,000,000	0.09	3.69
Cancelled/expired	(750,000)	0.10	-

Outstanding at March 31, 2020	3,300,000	$0.10	1.99

Note 10 Subsequent Events

On May 18, 2020 the Company announced that its land holdings in the Black Hills had been increased through the staking of 70 unpatented lode mining claims covering approximately 1,120 acres located on the western margin of the structural corridor that extends north of the Homestake Gold Mine. The West Corridor property is located just south of the mineral property Dakota Territory acquired from Deadbroke Mining Company in the Maitland Area in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold). The property is a target for both Homestake Iron Formation hosted gold mineralization under the cover of younger sedimentary and igneous rocks that also host tertiary-aged replacement gold and silver mineralization in the area.

Dakota Territory entered into an agreement with JR Resources Corp. (“JR”) on May 26, 2020 (“Agreement”) whereby JR loaned the Company $1,150,000 and the Company granted JR the right to purchase up to 142,566,667 shares of common stock at $0.15 per share (approximate 64.24% on a fully diluted basis) in one or more closings on or prior to October 15, 2020 (“Termination Date”). The Agreement allows Dakota to advance its current mineral property acquisition strategy with a seasoned team of mining and exploration executives with a track record of building mines and mining companies from quality assets. The Company intends to use proceeds from this loan to acquire up to $350,000 of mineral interests or properties, up to $500,000 to conduct an airborne geophysical survey, and the balance for general corporate and working capital purposes.

Upon execution of this Agreement, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, of which $300,000 was advanced in February 2020 and $1,150,000 was advanced in May 2020 as noted above. The note is unsecured and bears interest at the annual rate of 0.25%, compounded annually, payable on December 31, 2021. Upon a closing of a change of control transaction with JR as a result of the purchase of shares of common stock pursuant to the Agreement (“Change of Control Closing”), JR will be required to exercise, and will in fact be deemed to have exercised, its right to convert the principal of and accrued interest on the note into Company common stock at the rate of $0.15 per share. On the maturity date, the principal amount of the note, together with any accrued but unpaid interest, will be due and payable in cash, provided that, if and to the extent that the Company does not pay this note in cash on the maturity date, then JR will be required to exercise, and will in fact be deemed to have exercised, its right to convert such unpaid portion of the note into shares of Company common stock. The conversion price is $0.15 per share through December 31, 2020 and, thereafter, the lesser of $0.15 per share and the volume weighted average price of Company common stock for the five consecutive trading days immediately preceding the date of such conversion (with a floor of $0.10 per share). The note has customary event of default provisions and, upon an event of default, JR will be required to convert the unpaid portion of the note into shares of Company common stock, if not paid prior thereto in cash by the Company.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2020 AND 2019

Note 10 Subsequent Events (Continued)

Subject to the terms and conditions set forth in the Agreement, JR shall have the right, prior to the Termination Date, to purchase the 142,566,667 shares (for a purchase price of up to $21,385,000, reduced by the amount of note converted) in one or more closings from the Company. Each closing is subject to negotiation of closing deliverables and satisfaction of closing conditions to be mutually agreed upon by the Company and JR, including agreement on how the proceeds will be utilized. In the event of a Change of Control Closing, the closing deliverables to be negotiated and mutually agreed upon include the application of the use of proceeds, negotiation of employment agreements, agreement on equity grants pursuant to an equity compensation plan to be adopted, and amended bylaws to be adopted that will govern the appointment of JR director designees. There is no assurance that closing deliverables will be agreed upon and that any closing will occur, as JR is not obligated to purchase any of the 142,566,667 shares of common stock.

On June 3, 2020 the Company secured the services of New-Sense Geophysics Ltd. to undertake a high resolution helicopter-borne district scale magnetic and radiometric survey of the Northern Black Hills of South Dakota. Robert B. Ellis (EGC Inc.) has also been engaged to consult on the design of the survey for Dakota Territory and will oversee data acquisition, provide additional processing and modeling of the data, and work with the Dakota Territory’s technical team to integrate the high resolution geophysics with the Company’s extensive geology and geochemistry data sets. This work is budgeted to be approximately $410,000.

Subsequent to March 31, 2020, outstanding warrants entitling the holders to purchase an aggregate of 2,200,000 shares of common stock were exercised. We received proceeds in the amount of $220,000 from the exercise of these warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 6, 2020, LBB & Associates Ltd, LLP (“LBB”), our prior independent registered public accounting firm, was suspended by the SEC. As a result of this suspension, on March 2, 2020, LBB resigned as the independent registered public accounting firm for the Company.

The audit reports of LBB on the Company’s financial statements for the years ended March 31, 2019 and March 31, 2018 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended March 31, 2019 and through the subsequent interim period preceding LBB’s resignation, there were no disagreements between the Company and LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LBB would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the two most recent fiscal years ended March 31, 2019 and through the subsequent interim period preceding LBB’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On March 6, 2020, our Board of Directors appointed Ham, Langston and Brezina, L.L.P. (“HLB”) to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2020.

During our two most recent fiscal years and through the interim period through March 6, 2020, neither we nor anyone on our behalf consulted HLB regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided by HLB to us that HLB concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended March 31, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of March 31, 2020, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report in this annual report.

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

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gerald Aberle	Director, Chief Executive Officer & Chief Operating Officer	62	February 2012
Richard Bachman	Director and Chief Geological Officer	64	September 2005
Wm. Chris Mathers	Chief Financial Officer	61	March 2013
Stephen T. O’Rourke	Director	64	August 2018

Mr. Gerald Aberle

Mr. Aberle graduated in 1980 from South Dakota School of Mines and Technology with a bachelor of science degree in mining engineering. Mr. Aberle has over 40 years of experience in the minerals industry, including 22 years with Homestake Mining Company at the Homestake gold mine in Lead, S.D. Mr. Aberle's mining background includes extensive engineering, operations management and project management experience. Mr. Aberle has consulted in the mining, underground construction and minerals exploration business for clients including Homestake Mining Co., Barrick Gold Corp., the State of South Dakota and the University of Washington in connection with the planning and development of the National Science Foundation's national deep underground science and engineering laboratory. Mr. Aberle has held numerous corporate management positions for public companies operating in the junior exploration business and has more than 24 years of private business experience in the United States, primarily in the land development and construction industries. We believe that Mr. Aberle’s extensive experience as an executive officer in the mining industry provides him with the necessary qualifications to serve as a director.

Richard Bachman.

Mr. Bachman has been a director of our company since September 2005. Mr. Bachman served as our chief executive officer from September 2005 through July 2018. Mr. Bachman has served as chief geological officer since July 2018. Mr. Bachman’s work experience includes 22 years working with Homestake Mining Company from 1980 to 2002 in various capacities ranging from exploration to mine operations. From 1995 to 1998, he was the regional geologist for Brazil where he directed a staff of 46 and was responsible for a $2.5 million annual exploration budget. He conducted a countrywide assessment that resulted in the acquisition of a one million hectare property in a 20 million ounce gold district in the Amazon. From 1999 to 2000 Mr. Bachman was the regional geologist for Peru where he directed a staff of 10 and refocused Homestake’s existing exploration program, which resulted in the evaluation of 83 properties in 24 months and yielded one new discovery. From 2001 to 2002, he was Homestake’s regional geologist, International Special Projects, where he designed and successfully implemented reconnaissance programs in southern Argentina that resulted in the evaluation of 63 properties with five advancing and the coordination and field review of 22 properties. From 2002 until now, Mr. Bachman has acted as President and Consulting Professional Geologist for Minera Teles Pires Inc., a Reno, Nevada company. Mr. Bachman holds a Bachelor’s of Science degree in Geological Engineering from the South Dakota School of Mines and Technology and is a Certified Professional Geologist with the American Institute of Professional Geologists. We believe that Mr. Bachman’s extensive experience as an executive officer in the mining industry provides him with the necessary qualifications to serve as a director.

Mr. Wm Chris Mathers

Mr. Mathers has served as chief financial officer of the Company for over five years. Mr. Mathers is a senior finance and accounting professional with more than 35 years of experience in financial accounting, mergers and acquisition, SEC compliance and operational and administrative support. Mr. Mathers holds a BBA in Accounting from Southwestern University in Georgetown, Texas, and is a certified public accountant. Mr. Mathers began his career in public accounting in 1981 with the accounting firm of Price Waterhouse focusing on multi-national public audits. From 1983 through 1989, Mr. Mathers was in private practice focusing on tax preparation, and the financial audits of corporations, partnerships and individuals. From 1989 through 1993, Mr. Mathers was a controller and administrative officer of GJR Investments, Inc., a national real estate firm. Beginning in 1994, Mr. Mathers began work as chief financial officer for several privately and publicly held companies, including: InterSystems, Inc. of Houston, Texas, a multi-state manufacturing firm; Nexus Custom Electronics, Inc., a manufacturer of circuit boards to private industry and the U.S. Department of Defense; Interactive Nutrition International, Inc., Ottawa, Canada, a manufacturer of Nutritional products; and, Texas Mineral Resources Corp., a Texas based mining company engaged in the business of the acquisition, exploration and development of mineral properties.

Mr. Stephen T. O’Rourke

Mr. O’Rourke served as president of global petroleum exploration for BHP Billiton (BHP:NYSE) and was a member of its senior management team for the corporation. Other key roles at BHPB included vice president of development planning and vice president of appraisal and petroleum engineering. Prior to joining BHPB he held various senior technical and management roles for Shell Oil Company. Mr. O’Rourke is a founding partner of Strategic Management Partners LLC, a consulting firm based in Rapid City, SD specializing in energy, minerals & business development. He serves as managing director for Heat Mining LLC, a geothermal technology development company and is a managing partner for Geoparks International LLC, a geologic consulting group focused on the Black Hills of South Dakota. He is currently a non-executive board member of RESPEC, an engineering consulting firm also based in Rapid City, SD. Stephen serves as a member of the South Dakota School of Mines & Technology (SDSM&T) Geological Engineering advisory board and is vice chair of the SDSM&T Foundation Executive Committee. Mr. O’Rourke holds a BSc in Geological Engineering and an Honorary Doctorate of Public Service from SDSM&T and is a graduate of the Wharton School of Business Advanced Management Program. We believe that Mr. O’Rourke’s experience as an executive officer in a NYSE-listed public company, as well as his extensive mining industry experience, provides him with the necessary qualifications to serve as a director.

Committees of the Board & Director Independence

Our board of directors is currently composed of three directors, none of which is independent. We are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors. The Board has not established any committees and, accordingly, the Board serves as the audit, compensation, and nomination committee, and we have no audit committee financial expert.

As of March 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

3.Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge based on a review of Section 16(a) filings, our officers and directors timely filed during our last fiscal ended March 31, 2020, except for Mr. O’Rourke, who has not filed his Form 3.

Code of Ethics

On May 14, 2013, we amended our code of ethics which applies to all our directors, officers and employees. A copy of our amended “Code of Ethics” was filed as exhibit 14.1 to the annual report on Form 10-K for the year ended March 31, 2013.

Item 11. Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, at March 31, 2020 named executive officers. “Named Executive Officer” means: (a) the chief executive officer, (b) the chief financial officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the chief executive officer and chief financial officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Bachman, President and CEO(1)	2020 2019	90,000 120.000	--	--	--	--	--	13,500 18,000	103,500 138,000
Gerald Aberle, CEO and COO(2)	2020 2019	108,000 108,000	--	--	--	--	--	-- --	108,000 108,000
Wm Chris Mathers, CFO(3)	2020 2019	36,000 36,000	-- --	-- 104,000	-- --	-- --	-- --	-- --	36,000 140,000

(1)Mr. Bachman resigned as CEO in July 2018.

(2)Mr. Aberle was appointed CEO in July 2018.

(3)Mr. Mathers was issued an option to purchase, on a cashless basis, 1,300,000 shares of common stock at an exercise price of $0.08 per share in May 2018.

All employment arrangements with our officers are on an at-will basis. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Compensation Committee Interlocks and Insider Participation

No executive or director of the Company serves as a member of the compensation committee or board of directors of another entity, one of whose executive officers serves on the board of directors of the Company.

Executive Compensation Agreements and Summary of Executive Compensation

During the year ended March 31, 2020, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers. We do not currently have a compensation committee. The amount of compensation paid by the Company to each of the Company’s officers and the terms of those persons’ employment is determined by the Board of Directors. The Board evaluates past performance and considers future incentive and retention in considering the appropriate compensation for the Company’s officers. The Company believes that the compensation paid to the Company’s directors and officers is fair to the Company. The Board of Directors believes that the use of equity compensation is at times appropriate for employees, and in the future intends to use equity compensation awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options held by the Company’s Named Executive Officers as of March 31, 2020. No stock appreciation rights were awarded.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Gerald Aberle	2,000,000	--	--	$0.08	1/25/25
Wm. Chris Mathers	1,600,000(1)(2)	--	--	$0.08	1/25/25-5/21/28
Rick Bachman	2,000,000	--	--	$0.08	1/25/25

(1)Consists of (i) an option to purchase 300,000 shares of common stock expiring in 2025 and (ii) an option to purchase 1,300,000 shares of common stock expiring in 2028.

(2)Mr. Mathers exercised, on a cashless basis, his option to purchase 1,300,000 shares in June 2020 which resulted in the net issuance of 1,083,333 shares of Company common stock.

Director Compensation

We did not pay any director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2020. We currently have no formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 12, 2020, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of June 12, 2020, there were 66,914,964 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,736,570 (2)	24.3%
Gerald Aberle c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	16,000,000(3)	23.2%
Tony Kamin 619 Bluff Street Glencoe, IL 60022	3,650,000 (4)	5.4%
Wm. Chris Mathers 1124 24th St. Galveston, TX 77550	1,533,333 (5)	2.3%
Helene Ehrlich c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	5,250,000 (6)	7.8%
Stephen T. O’Rourke c/o 10580 N. McCarran Blvd. Building 115-208 Reno, NV 89503	2,750,000 (7)	4.1%
All Directors and Officers as a Group(4 persons)	37,019,903	53.8%

(1)Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)Consists of (i) 14,205,368 shares of common stock held in the name of Richard Bachman, (ii) 531,202 shares of common stock held in an entity controlled by Mr. Bachman, and (iii) an option currently exercisable to purchase 2,000,000 shares of common stock issued in January 2015 at an exercise price of $0.08 per share expiring in 2025.

(3)Consists of (i) 14,000,000 shares of common stock, and (ii) an option currently exercisable to purchase 2,000,000 shares of common stock issued in January 2015 at an exercise price of $0.08 per share expiring in 2025.

(4)Mr. Kamin (i) indirectly owns 550,000 shares through RLR Services Partnership, over which he has voting and investment power, (ii) indirectly owns 2,250,000 shares through Composite Resources, LLC, over which he has voting and investment power, (iii) indirectly owns 250,000 shares owned by Alpha Nexus Partners, over which he has voting and investment power, and (iv) an option currently exercisable to purchase 600,000 shares of common stock at an exercise price of $0.08 per share.

(5)Consists of (i) 1,233,333 shares of common stock and (ii) an option currently exercisable to purchase 300,000 shares of common stock at an exercise price of $0.08 issued in January 2015 expiring in 2025.

(6)Includes an option to purchase up to 250,000 shares of common stock at an exercise price of $0.06 per share, expiring February 2021.

(7)Consists of (i) 1,750,000 shares of common stock and (ii) an option currently exercisable to purchase 1,000,000 shares of common stock at an exercise price of $0.08 per share.

Description of Capital Stock

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, preemptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action (other than an amendment to our Articles of Incorporation) requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

The holders of common stock are entitled to receive dividends, if declared by our Board, out of funds legally available. In the event of liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities.

The authorized but unissued shares of our common stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including future offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock may enable our Board to issue shares of stock to persons friendly to existing management, which may deter or frustrate a takeover of the Company.

Indemnification of Directors and Officers

Our certificate of incorporation and bylaws provide that we will indemnify our directors, officers, employees and agents to the extent and in the manner permitted by the provisions of the Delaware General Corporation Law, as amended from time to time (“DGCL”), subject to any permissible expansion or limitation of such indemnification, as may be set forth in any stockholders’ or directors’ resolution or by contract. We are also permitted to maintain insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions, whether or not the DGCL would permit indemnification.

Derivative Securities

As of the date of this annual report, there are warrants and options outstanding to purchase up to 12,150,000 shares of common stock at prices ranging from $0.06 to $0.13 per share, expiring the later of 2028. Additionally, in May 2020, the Company granted a purchase right to JR to acquire up to 142,566,667 shares of common stock at a purchase price of $0.15 per share expiring October 15, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended March 31, 2019, Mr. Aberle and/or his affiliates loaned the Company an aggregate of $20,500, which loans are unsecured obligations of the Company, bearing interest at an annual rate of 3%, and are currently due on demand or past due in the amount of $21,171 as of March 31, 2020.

Mr. Aberle is owed approximately $739,000 in accrued salary and consulting fees as of March 31, 2020, of which $108,000 relates to accruals during the fiscal year ended March 31, 2020 and $108,000 relates to accruals during the fiscal year ended March 31, 2019. Compensation during the current fiscal year continues to accrue.

As of March 31, 2020, the Company owed Mr. Bachman and/or his affiliates $386,309, which loans are unsecured obligations of the Company, bearing interest at annual rates of between 3% and 4%, and are due on demand or past due; of which $7,000 was advanced during the fiscal year ended March 31, 2019.

Mr. Bachman is owed approximately $920,000 in accrued salary, consulting fees and rent reimbursement as of March 31, 2020, of which $103,500 relates to accruals during the fiscal year ended March 31, 2020 and $138,000 relates to accruals during the fiscal year ended March 31, 2019.

In September 2018, Mr. O’Rourke purchased 750,000 shares of our common stock in a private placement for $75,000. Additionally, Mr. O’Rourke, through his consulting firm, entered into a one-year consulting agreement with the Company (i) in September 2018 whereby he was issued a consulting fee of 1,000,000 shares for services rendered, and (ii) in September 2019 whereby he was issued a five-year option to purchase 1,000,000 shares of our common stock at an exercise price of $0.08 per share.

During the quarter ended March 31, 2020, Mr. Kamin billed the Company $48,000 for consulting services rendered.

Messrs. Aberle and Bachman own a 5% net smelter return royalty on the original eighty-four unpatented mining claims comprising the Blind Gold Property.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended March 31, 2020, the aggregate fees billed by our independent accountants, LBB and HLB, for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended March 31, 2020	Fiscal year ended March 31, 2019
Audit fees	$59,550	$39,800
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q. Tax fees consist of fees for professional services rendered in connection with preparation and filing of our federal income tax returns and limited tax consulting.

Our Board’s policy (the Board also serves as our audit committee) is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Board’s policy, pre-approval is provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

Item 15. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this annual report, subject to the Registrant’s right under Rule 12b-32 under the Exchange Act to incorporate previously filed Exhibits by reference:

Exhibit Number	Description
3.1(i), (ii)	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003.
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.11	Amended Articles and Plan of Merger filed on September 14, 2012 incorporated by reference from our Current Report on Form 8-K filed on October 3, 2012.
10.1

Agreement dated May 26, 2020 by and between JR Resources Corp. and Dakota Territory Resource Corp. (amended note attached as an exhibit), Exhibit 10.1 of the Form 8-K filed with the SEC on May 27, 2020.

10.2*(1)	At-will employment arrangement for Gerald Aberle
10.3*(1)	At-will employment arrangement for Wm. Chris Mathers
14.1	Code of Ethics, incorporated by reference as Exhibit 14.1 from our annual report on Form 10-KSB filed on July 1, 2013.
23.1	Consent of Independent Public Accountant.
31.1*	Section 302 Certification of Gerald Aberle, Chief Executive Officer
31.2*	Section 302 Certification of Wm. Chris Mathers, Chief Financial Officer
32.1*	Section 906 Certification of Gerald Aberle, Chief Executive Officer
32.2*	Section 906 Certification of Wm. Chris Mathers, Chief Financial Officer
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension – Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

*Management contract or compensatory plan or arrangement.

(1)Filed herewith

(2)Submitted Electronically Herewith. Attached as Exhibit 101 to this annual report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2020 and 2019; (ii) Statements of Operations for the years ended March 31, 2020 and 2019; (iii) Statements of Cash Flows for the years ended March 31, 2020 and 2019; (iv) Statements of Shareholders’ Equity for the years ended March 31, 2020 and 2019; and (v) Notes to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP.

/s/ Richard Bachman
By: Richard Bachman
Director
Dated: June 29, 2019

/s/ Gerald Aberle
By: Gerald Aberle
Chief Executive Officer, Principal Executive Officer and Director
Dated: June 29, 2019

/s/ Stephen T. O’Rourke
By: Stephen T. O’Rourke
Director
Dated: June 29, 2019

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers
Chief Financial Officer and Principal Accounting Officer
Dated: June 29, 2019