Form 10-Q
period 2020-06-30
DAKOTA TERRITORY RESOURCE CORP
filed 2020-08-13
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(605) 717-2540
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

Number of shares of issuer’s common stock outstanding at July 27, 2020: 67,214,964

DAKOTA TERRITORY RESOURCES CORP

SEPTEMBER 30, 2019

(UNAUDITED)

DAKOTA TERRITORY RESOURCE CORP
BALANCE SHEETS
(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,257,548	$146,425
Prepaid expenses and other current assets	11,892	7,649
Total current assets	1,269,440	154,074

Mineral properties	273,317	216,104

TOTAL ASSETS	$1,542,757	$370,178

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$505,306	$501,818
Accounts payable, related party	1,800,234	1,790,829
Line of credit	28,610	30,082
Note payable to related party	285,500	325,645
Total current liabilities	2,619,650	2,648,374

Notes payable, net of discount	212,038	300,000
Total liabilities	2,831,688	2,948,374

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and
March 31, 2020, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
66,914,964 and 65,416,787 shares issued and outstanding as of
June 30, 2020 and March 31, 2020, respectively	66,915	65,417
Additional paid-in capital	4,367,632	2,734,130
Accumulated deficit	(5,723,478)	(5,377,743)
Total shareholders' deficit	(1,288,931)	(2,578,196)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,542,757	$370,178

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2020	2019
OPERATING EXPENSES
Exploration costs	$126,461	$8,000
General and administrative expenses	151,530	128,843

Total operating expenses	277,991	136,843

LOSS FROM OPERATIONS	(277,991)	(136,843)

OTHER INCOME (EXPENSE)
Interest income	2,000	-
Interest expense	(69,744)	(3,267)
Total other income (expense)	(67,744)	(3,267)

NET LOSS	(345,735)	(140,110)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	65,643,473	63,216,787

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net loss	$(345,735)	$(140,110)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization of debt discount	67,037	-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(4,244)	(1,024)
Accounts payable & accrued liabilities	3,490	1,574
Accounts payable, related party	9,405	62,715
Net cash used in operating activities	(270,047)	(76,845)

Cash Flows From Investing Activities:
Investment in mineral properties	(57,213)	-
Net cash used in investing activities	(57,213)	-

Cash Flows From Financing Activities:
Proceeds from the issuance of note payable - related party	(40,145)	-
Proceeds from the issuance of note payable	1,150,000	-
Proceeds from the issuance of common stock	330,000	-
Repayment on line of credit, net	(1,472)	(1,266)
Net cash provided by (used in) financing activities	1,438,383	(1,266)

Net change in cash	1,111,123	(78,111)
Cash and cash equivalents, beginning of period	146,425	152,590

Cash and cash equivalents, end of period	$1,257,548	$74,479

Supplemental Disclosure of Cashflow Information

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the three months ended June 30, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit
	Shares	Amount	Capital		Total

Balance at March 31, 2020	65,416,787	$65,417	$2,734,130	$(5,377,743)	$(2,578,196)

Cashless exercise of stock options and warrants	1,498,177	1,498	(1,498)	-	-
Cash received for unissued shares	-	-	330,000	-	330,000
Debt discount assigned to purchase option	-	-	1,305,000	-	1,305,000
Net loss	-	-	-	(345,735)	(345,735)

Balance at June 30, 2020	66,914,964	$66,915	$4,367,632	$(5,723,478)	$(1,288,931)

Balance at March 31, 2019	62,916,787	$62,917	$2,390,733	$(4,263,470)	$(1,809,820)

Net loss	-	-	-	(140,110)	(140,110)

Balance at June 30, 2019	62,916,787	$62,917	$2,390,733	$(4,403,580)	$(1,949,930)

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of Dakota Territory Resource Corp. (“we”, “us”, “our”, the “Company”, the “Corporation”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual report on Form 10-K, for the year ended March 31, 2020 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2020 as reported in our annual report on Form 10-K, have been omitted.

The Company’s absence of revenues, its experience of recurring losses from operations, and its need for significant additional financing to fund its projected 2020 loss raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Related Party Transactions

The Company regularly engages in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle (“Mr. Aberle”) is the Company’s president, chief executive officer and chief operating officer. He is also a director and significant stockholder of the Company and the owner of Jerikodie, Inc. Under a February 2012 agreement, Jreikodie Inc. earns a fixed consulting fee of $9,000 per month, plus approved expenses. During both the three months ended June 30, 2020 and 2019, Jerikodie, Inc. earned consulting fees of $27,000 and $27,000 respectively, and submitted approved expense of $1,215 and $1,215, respectively. At June 30, 2020 and March 30, 2020, Mr. Aberle and Jerikode, Inc., on a combined basis, are owed accrued consulting/salary and approved expenses of $729,500 and $720,000, respectively, which amounts are included in accounts payable – related party in the accompanying balance sheets.

At June 30, 2020 Mr. Aberle, has made unsecured loans to the company totaling $20,500. These unsecured loans bear interest of 3% per year and are due on demand or past due. At June 30, 2020 and March 31, 2020, the balance of these unsecured loans was $20,500, which balances are included in notes payable to related parties in the accompanying balance sheet. In July 2020, Mr. Aberle was paid in full for these unsecured loans and related accrued interest of $671.

Mr. Richard Bachman (“Mr. Bachman”) serves as the Company’s chief geological officer. He is also a director and significant stockholder of the Company and owns of Minera Teles Pires Inc. Under an October 2005 agreement, Minera Teles Pires Inc. earns a $10,000 monthly consulting fee and receives $1,500 per month for office rent and expenses. The consulting fee is divided between a $5,000 per month cash payment and a $5,000 per month deferred amount, payable when adequate financing is obtained to support its payment. At June 30, 2020 and March 30, 2020, Mr. Bachman and Minera Teles Pires Inc., on a combined basis, are owed accrued consulting fees and rent reimbursement of approximately $920,000, which balances are included in accounts payable – related party in the accompanying balance sheets.

At June 30, 2020, Mr. Bachman has made unsecured loans to the Company totaling $265,000. These unsecured loans bear interest at rates ranging from 3% to 4% per year and are due on demand or past due. At June 30, 2020 and March 31, 2020, the balance of these unsecured loans was $265,000 and $305,145, respectively, which balances are included in notes payable to related parties in the accompanying balance sheets. At June 30, 2020 and March 31, 2020, accrued interest on these loans was $77,697 and $81,164, respectively, and included in Notes payable to related parties in the accompanying balance sheets..

At June 30, 2020 and March 31, 2020, the Company owes Mr. Chris Mathers, the Company’s chief financial officer $151,000 for accrued consulting fees. These balances are included in accounts payable – related party in the accompanying balance sheets.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Note 2—Related Party Transactions, continued

In September 2018, Mr. Stephen T. O’Rourke, a director of the Company, purchased 750,000 shares of our common stock in a private placement for $75,000. Additionally, Mr. O’Rourke, through his consulting firm, entered into a one-year consulting agreement with the Company (i) in September 2018 whereby he was issued a consulting fee of 1,000,000 shares for services rendered, and (ii) in September 2019 whereby he was issued a five-year option to purchase 1,000,000 shares of our common stock at an exercise price of $0.08 per share.

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

On April 5, 2017, the Company acquired options to purchase a combination of surface and mineral titles to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property. The Company is required to make annual lease payments totaling $20,000 for a period of 5 years, of which $20,000 was due upon execution of the agreement. The Company has an option to purchase the mineral properties for total price of $626,392. As of June 30, 2020, the Company is current on all required annual lease payments.

In November 2018, we acquired 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,167 acres.

In September 2019, the Company completed the acquisition of 106 unpatented lode mining claims covering approximately 1,167 acres in close proximity to the historic Tinton Gold Camp. The Tinton area was the site of placer mining activity between 1876 and the turn of the century.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Note 3—Mineral Properties, continued

On March 6, 2020, the Company acquired 65 unpatented lode mining claims covering approximately 1,152 acres in the Homestake District of the Black Hills of South Dakota. The property is contiguous to the Company's Blind Gold Property and is the subject to historic prospecting activity that we believe suggests the occurrence of gold and/or silver mineralization at multiple locales on the property. We believe that the property is also a target for Pre-Cambrian Homestake style gold mineralization under the younger cover rocks based on the Company’s projections of the Homestake stratigraphic sequence (Ellison, Homestake, and Poorman Formations) and inversion modeling of geophysical survey data completed by our technical team in late 2018.

On May 18, 2020, the Company increased its land holdings in the Black Hills through the staking of 70 unpatented lode mining claims covering approximately 1,120 acres located on the western margin of the structural corridor that extends north of the Homestake Gold Mine. The West Corridor property is located just south of the mineral property Dakota Territory acquired from Deadbroke Mining Company in the Maitland Area in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold). We believe that the Property is a target for both Homestake Iron Formation hosted gold mineralization under the cover of younger sedimentary and igneous rocks that also host tertiary-aged replacement gold and silver mineralization in the area.

We are flying a broad high definition airborne geophysical survey to enhance our current drill targets, as well as to screen other areas of interest for additional targets. We believe the Homestake District holds exceptional discovery potential and it is our intent to continue to establish a dominant land position and consolidate the systematic exploration of the district within our Company.

	June 30,	March 31,
	2020	2020
Capitalized costs	$273,317	$216,104
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$273,317	$216,104

Note 4—Notes Payable

JR Resources Corp.

In February 2020, we entered into a $300,000 unsecured promissory note agreement with JR Resources Corp. (“JR”). The note bore interest at 3.0% per year and was due May 5, 2021. In May 2020, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, which includes the $300,000 that was advanced in February 2020 and an additional $1,150,000 that was advanced in May 2020. The amended and restated unsecured note bears interest at 0.25% per year, compounded annually, and matures on December 31, 2021. At maturity, the principal amount of the note, together with any accrued but unpaid interest, will be due and payable in cash, provided that, if and to the extent that the Company does not pay this note in cash on the maturity date, then JR will be required to exercise, and will in fact be deemed to have exercised, its right to convert such unpaid portion of the note into shares of Company common stock. The conversion price is $0.15 per share through December 31, 2020 and, thereafter, the lesser of $0.15 per share on the volume weighted average price of Company common stock for the five consecutive trading days immediately preceding the date of such conversion (with a floor of $0.10 per share). The note has customary event of default provisions and, upon an event of default, JR will be required to convert the unpaid portion of the note into the shares of Company common stock, if not paid in cash by the Company.

Concurrent with the above note, the Company and JR entered into an option agreement, providing JR the option to acquire up to 142,566,667 shares of common stock at $0.15 per share. The option agreement expires October 15, 2020 and can be exercised in part or in full, as further described in the agreement.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Note 4—Notes Payable, continued

The proceeds from the debt issuance were allocated between the debt instrument and the purchase option based on their estimated relative fair values (management calculated the initial estimated fair values, to be followed up with a third-party valuation). The Company estimated that $1,305,000 of the total proceeds was allocable to the purchase option and recognized through a charge to additional paid-in capital with a corresponding discount on the debt. The debt discount will be amortized to interest expense over the remaining life of the note using the effective interest method. For the three months ended June 30, 2020, the Company recognized additional interest expense of approximately $67,000 related to amortization of the debt discount.

Notes Payable to Related Party

As of June 30, 2020, Mr. Aberle, the chief executive officer and a director of the Company, and/or his affiliates has loaned the Company an aggregate of $20,500, which loans are unsecured obligations of the Company, bearing interest at an annual rate of 3%, and are currently due on demand or past due in the amount of $21,249 as of June 30, 2020. Subsequent to the quarter ended June 30, 2020, Mr. Aberle was paid in full for the note and accrued interest.

As of June 30, 2020, the Company owed Mr. Bachman, the CGO and a director of the Company, and/or his affiliates a principal amount of $265,000 and accrued interest of $77,697. These loans are unsecured obligations of the Company, bearing interest at annual rates of between 3% and 4%, and are due on demand or past due.

Note 5—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at June 30, 2020 was approximately $28,600.

Note 6—Common Stock, Options and Warrants

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

In June 2020, an option to purchase 1,300,000 shares of common stock was exercised on a cashless basis by our chief financial officer, resulting in the issuance of 1,083,333 shares of common stock.

In June 2020, a warrant to purchase 500,000 shares of common stock was exercised on a cashless basis by a consultant, resulting in the issuance of 414,844 shares of common stock.

In June 2020, a 5-year option to purchase 150,000 shares of our common stock at an exercise price of $0.15 were granted to a consultant.

At June 30, 2020, the total issued and outstanding shares of our common stock were 66,914,964.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended June 30, 2020 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2020	10,150,000	$0.08	4.81
Granted	150,000	0.15	5.64
Cancelled/Expired	-	-	-
Exercised	(1,300,000)	0.08	-
Outstanding and exercisable June 30, 2020	9,000,000	$0.08	4.60

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Note 6—Common Stock, Options and Warrants, continued

A summary of the Company's stock warrant activity and related information for the period ended June 30, 2020 is as follows:

	Warrants	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2020	4,300,000	$0.10	1.99
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	(3,800,000)	0.10	-
Outstanding and exercisable June 30, 2020	500,000	$0.10	0.38

Note 7 – Subsequent Events

In June 2020, outstanding warrants entitling the holders to purchase an aggregate of 3,300,000 shares of common stock were exercised. We received proceeds in the amount of $330,000 from the exercise of these warrants. These shares were issued in July and August 2020.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

•the progress, potential and uncertainties of our 2020-2021 exploration program at our properties located in the Homestake District of the Black Hills of South Dakota (the “Project”);

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

•risks related to title in our properties;

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

We believe that the Black Hills of South Dakota has yielded approximately 44.6 million ounces of gold production from a 100 square mile area known as the Homestake District. Despite the gold endowment of the area, we believe the District is generally underexplored and lacks a concerted effort to search for gold under the cover of younger sedimentary and igneous rocks that dominate the surface. The Black Hills of South Dakota is a safe low-cost jurisdiction with well-developed mining infrastructure and is a jurisdiction in which regulatory authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Since 2012, we have consistently pursued a strategy of expanding our portfolio of brownfields exploration properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating the remaining mineral potential. Our property acquisitions have been based on our past exploration experiences, the extensive data sets we have assembled over the past 8 years, and new research the Company has conducted on the gold system that created the District. Dakota Territory currently holds four brownfield exploration project areas in the district comprised of unpatented claims and a combination of surface and mineral leases covering a total of approximately 7,166 mineral acres. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

Current Plan of Operations

Our planned operations during fiscal 2021 are focussed on advancing our Blind Gold, City Creek, Tinton and Homestake Paleoplacer gold exploration properties and to continue to build on our overall property position in the Homestake District of the Black Hills of South Dakota.

We are flying a broad high definition airborne geophysical survey to enhance our current drill targets, as well as to screen other areas of interest within the district. We have budgeted for several field sampling /mapping programs and to continue to locate and add to our extensive data sets. We have planned to complete site preparations, and to conduct our first drill program on the Paleoplacer Property. Additionally, our budget provides for the commencement of necessary permit work for the Blind Gold and City Creek Properties and provides for our general operating expenses and the maintenance of the Company’s Mining Claims and leases.

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

Liquidity and Capital Resources

As of June 30, 2020, we had a working capital deficit of approximately $1,350,000 and our accumulated deficit as of June 30, 2020 was approximately $5,723,000. We had a net loss for the quarter ended June 30, 2020 of approximately $346,000.

In February 2020, we entered into a $300,000 unsecured promissory note agreement with JR Resources Corp. (“JR”). The note bore interest at 3.0% per year and was due May 5, 2021. In May 2020, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, which includes the $300,000 that was advanced in February 2020 and an additional $1,150,000 that was advanced in May 2020. The amended and restated unsecured note bears interest at 0.25% per year, compounded annually, and matures on December 31, 2021. At maturity, the principal amount of the note, together with any accrued but unpaid interest, will be due and payable in cash, provided that, if and to the extent that the Company does not pay this note in cash on the maturity date, then JR will be required to exercise, and will in fact be deemed to have exercised, its right to convert such unpaid portion of the note into shares of Company common stock. The conversion price is $0.15 per share through December 31, 2020 and, thereafter, the lesser of $0.15 per share and the volume weighted average price of Company common stock for the five consecutive trading days immediately preceding the date of such conversion (with a floor of $0.10 per share). The note has customary event of default provisions and, upon an event of default, JR will be required to convert the unpaid portion of the note into the shares of Company common stock, if not paid prior thereto in cash by the Company.

During our fiscal year ending March 31, 2021, we plan to spend approximately $90,000 for field programs, $410,000 for geophysical surveys, and approximately $650,000 for expenses related to land acquisition. The timing of these expenditures is dependent upon a number of factors, including the availability of contractors. We estimate that general and administrative expenses during fiscal year ending March 31, 2021 will be approximately $300,000 to include payroll, legal and accounting services and other general and other expenses necessary to conduct our operations.

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

In June 2020, outstanding warrants entitling the holders to purchase an aggregate of 3,300,000 shares of common stock were exercised. We received proceeds in the amount of $330,000 from the exercise of these warrants. These shares were issued in July and August 2020.

Results of Operations

Three months ended June 30, 2020 and 2019

We had no operating revenues for the three months ended June 30, 2020 and 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $5,723,000 as of June 30, 2020.

Our exploration costs were approximately $126,000 and $8,000 for the three months ended June 30, 2020 and 2019, respectively. Our 2020 exploration expenditure has been focused on a new airborne geophysical survey over the entire Homestake District. The survey is scheduled to be completed at the end of July. Our general and administrative expenses for the three months ended June 30, 2020 were approximately $152,000 and approximately $129,000 for the three months ended June 30, 2019. Our general and administrative expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended June 30, 2020 and 2019 totaling approximately $278,000 and $137,000, respectively, and a net loss for the three months ended June 30, 2020 and 2019 totaling approximately $346,000 and $140,000, respectively. We accrued interest expense on notes payable totaling approximately $2,700 and $3,300, respectively, for the three months ended June 30, 2020 and 2019. During the three months ended June 30, 2020, we recognized additional interest expense of approximately $67,000 related to amortization of debt discount on the JR note payable. For the three months ended June 30, 2020 we earned interest of approximately $2,000.

Off-Balance Sheet Arrangements

For the three months ended June 30, 2020 and 2019, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 3 of the unaudited notes to financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
June 2020	Common Stock	1,083,333(1)	Officer	$Nil	Services	Sec. 4(a)(2)
June 2020	Common Stock options	150,000 (2)	Consultant	$Nil	Services	Sec. 4(a)(2)
June 2020	Common Stock	414,844(3)	Consultant	$Nil	Services	Sec. 4(a)(2)

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

(1)Our CFO exercised, on a cashless basis, an option to purchase 1,300,000 shares of common stock, resulting in the issuance of 1,083,333 shares of common stock.

(2)In June 2020, a 5-year option to purchase 150,000 shares of our common stock at an exercise price of $0.15 were granted to a consultant.

(3)A consultant exercised, on a cashless basis, a warrant to purchase 500,000 shares of common stock, resulting in the issuance of 414,844 shares of common stock.

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
10.1

Agreement dated May 26, 2020 by and between JR Resources Corp. and Dakota Territory Resource Corp. (amended note attached as an exhibit), Exhibit 10.1 of the Form 8-K filed with the SEC on May 27, 2020

10.2	At-will employment arrangement for Gerald Aberle, incorporated by reference from our Form 10-K filed on June 29, 2020.
10.3	At-will employment arrangement for Wm. Chris Mathers, incorporated by reference from our Form 10-K filed on June 29, 2020.
14.1	Code of Ethics adopted April 26, 2013 incorporated by reference from our annual report on Form 10-K filed on July 1, 2013.
31.1(1)	Section 302 Certification of Gerald Aberle, Chief Executive Officer
31.2(1)	Section 302 Certification of Wm. Chris Mathers, Chief Financial Officer
32.1(1)	Section 906 Certification of Gerald Aberle, Chief Executive Officer
32.2(1)	Section 906 Certification of Wm. Chris Mathers, Chief Financial Officer

* Management contract or compensatory plan or arrangement

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP.

/s/ Gerald Aberle
By: Gerald Aberle, duly authorized officer
Chief Executive Officer and Principal Executive Officer
Dated: August 13, 2020

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: August 13, 2020