Form 10-Q
period 2020-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2020-11-16
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
	(Do not check if a smaller reporting company)	[ ]	Emerging growth company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

Number of shares of issuer’s common stock outstanding at November 10, 2020: 150,181,631.

DAKOTA TERRITORY RESOURCES CORP

SEPTEMBER 30, 2020

(UNAUDITED)

DAKOTA TERRITORY RESOURCE CORP

BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2020	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$670,254	$146,425
Prepaid expenses and other current assets	6,333	7,649
Total current assets	676,587	154,074

Mineral properties	436,481	216,104
Office equipment, net	8,801	-

TOTAL ASSETS	$1,121,869	$370,178

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$550,679	$501,818
Accounts payable, related party	1,853,980	1,790,829
Line of credit	27,855	30,082
Note payable to related party	265,000	325,645
Total current liabilities	2,697,514	2,648,374

Notes payable, net of discount	413,151	300,000

TOTAL LIABILITIES	3,110,665	2,948,374

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and
March 31, 2020, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
70,514,964 and 65,416,787 shares issued and outstanding as of
September 30, 2020 and March 31, 2020, respectively	70,515	65,417
Additional paid-in capital	4,438,032	2,734,130
Accumulated deficit	(6,497,343)	(5,377,743)

TOTAL SHAREHOLDERS' DEFICIT	(1,988,796)	(2,578,196)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,121,869	$370,178

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
OPERATING EXPENSES
Exploration costs	$482,189	$39,158	$355,728	$31,158
General and administrative	365,902	286,460	214,372	157,617

Total operating expenses	848,091	325,618	570,100	188,775

LOSS FROM OPERATIONS	(848,091)	(325,618)	(570,100)	(188,775)

OTHER INCOME (EXPENSE)
Interest income	2,000	-	-	-
Interest expense	(273,509)	(6,209)	(203,765)	(2,942)

TOTAL OTHER INCOME
(EXPENSE), NET	(271,509)	(6,209)	(203,765)	(2,942)

NET LOSS	$(1,119,600)	$(331,827)	$(773,865)	$(191,717)

Net loss per common share - basic and
diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding -
basic and diluted	67,476,135	60,203,332	69,288,877	62,619,787

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Six Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2020	65,416,787	$65,417	$2,734,130	$(5,377,743)	$(2,578,196)

Cashless exercise of stock opinions and warrants	1,498,177	1,498	(1,498)	-	-
Cash received for unissued shares	-	-	330,000	-	330,000
Debt discount assigned to purchase option	-	-	1,305,000	-	1,305,000
Net loss	-	-	-	(345,735)	(345,735)

Balance at June 30, 2020	66,914,964	66,915	4,367,632	(5,723,478)	(1,288,931)

Issuance of previously unissued shares	1,100,000	1,100	(1,100)	-	-
Cash received for unissued shares	-	-	50,000	-	50,000
Common stock issued upon exercise of
options	300,000	300	23,700	-	24,000
Common stock issued upon cashless
exercise of warrants	2,200,000	2,200	(2,200)	-	-
Net loss	-	-	-	(773,865)	(773,865)

Balance at September 30, 2020	70,514,964	$70,515	$4,438,032	$(6,497,343)	$(1,988,796)

Balance at March 31, 2019	62,916,787	$62,917	$2,390,733	$(4,263,470)	$(1,809,820)

Net loss	-	-	-	(140,110)	(140,110)

Balance at June 30, 2019	62,916,787	62,917	2,390,733	(4,403,580)	(1,949,930)

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000
Common stock issued for services	1,000,000	1,000	83,700	-	84,700
Stock options issued for services	-	-	13,026	-	13,026
Net loss	-	-	-	(191,717)	(191,717)

Balance at September 30, 2019	64,916,787	$64,917	$2,586,459	$(4,595,297)	$(1,943,921)

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Net loss	$(1,119,600)	$(331,827)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation expense	124	-
Stock based compensation	-	13,026
Accretion of debt discount	268,151	-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	1,316	11,301
Accounts payable & accrued liabilities	48,861	(69,422)
Accounts payable, related party	63,151	200,970
Net cash used in operating activities	(737,997)	(175,952)

Cash Flows From Investing Activities:
Purchase of office equipment	(8,925)	-
Investment in mineral properties	(220,377)	-
Net cash used in investing activities	(229,302)	-

Cash Flows From Financing Activities:
Payments on note payable to related party	(60,645)	-
Proceeds from the issuance of note payable	1,150,000	-
Proceeds from the sale of common stock	380,000	100,000
Proceeds from exercise of options	24,000	-
Repayment on line of credit, net	(2,227)	(2,473)
Net cash provided by financing activities	1,491,128	97,527

Net increase (decrease) in cash and cash equivalents	523,829	(78,425)
Cash and cash equivalents, beginning of period	146,425	152,590

Cash and cash equivalents, end of period	$670,254	$74,165

Supplemental Disclosure of Cashflow Information

Interest paid	$6,865	$-
Taxes paid	$-	$-

Non-cash Investing and Financing Activities:

Common stock issued for prepaid services	$-	$84,700

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Note 2—Related Party Transactions

The Company regularly engages in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle is the Company’s president, chief executive officer and chief operating officer. He is also a director and significant shareholder of the Company and the owner of Jerikodie, Inc. Under a February 2012 agreement, Jerikodie Inc. earns a fixed consulting fee of $9,000 per month, plus approved expenses. During both the three months ended September 30, 2020 and 2019, Jerikodie, Inc. earned consulting fees of $27,000, and submitted approved expenses of $1,215. For both the nine months ended September 30, 2020 and 2019, Jerikodie, Inc earned consulting fees of $54,000. At September 30, 2020 and March 31, 2020, Mr. Aberle and Jerikode, Inc., on a combined basis, are owed accrued consulting/salary and approved expenses of $729,500 and $720,000, respectively, which amounts are included in accounts payable, related party in the accompanying balance sheets.

At March 31, 2020, the Company owed Mr. Aberle $20,500 in unsecured loans. These unsecured loans bear interest of 3% per year and are due on demand or past due. In July 2020, Mr. Aberle was paid in full for these unsecured loans and related accrued interest of $770.

Mr. Richard Bachman serves as the Company’s chief geological officer. He is also a director and significant shareholder of the Company and the owner of Minera Teles Pires Inc. Under an October 2005 agreement that expired in March 2020, Minera Teles Pires Inc. earned a $10,000 monthly consulting fee and received $1,500 per month for office rent and expenses. The consulting fee was divided between a $5,000 per month cash payment and a $5,000 per month deferred amount. At both September 30, 2020 and March 31, 2020, Mr. Bachman and Minera Teles Pires Inc., on a combined basis, are owed accrued consulting fees and rent reimbursement of approximately $915,000, which balances are included in accounts payable, related party in the accompanying balance sheets.

At March 31, 2020, the Company owed Mr. Bachman $305,145 in unsecured loans. These unsecured loans bear interest at rates ranging from 3% to 4% per year and are due on demand or past due. In June 2020, the Company repaid $40,145 of unsecured loans, plus accrued interest totaling $6,095. At September 30, 2020, the balance of these unsecured loans was $265,000, which is included in notes payable to related parties in the accompanying balance sheets. At September 30, 2020 and March 31, 2020, accrued interest on these loans was $80,325 and $81,164, respectively, and included in accounts payable, related parties in the accompanying balance sheets.

At September 30, 2020 and March 31, 2020, the Company owes Mr. Chris Mathers, the Company’s chief financial officer, $123,000 for accrued consulting fees. These balances are included in accounts payable, related party in the accompanying balance sheets.

In September 2018, Mr. Stephen T. O’Rourke, a director of the Company, purchased 750,000 shares of our common stock in a private placement for $75,000. Additionally, Mr. O’Rourke, through his consulting firm, entered into a one-year consulting agreement with the Company (i) in September 2018 whereby he was issued a consulting fee of 1,000,000 shares for services rendered, and (ii) in September 2019 whereby he was issued a five-year option to purchase 1,000,000 shares of our common stock at an exercise price of $0.08 per share. Mr. O’Rourke exercised these options for cash in October 2020.

Messrs. Aberle and Bachman own a 5% net smelter return royalty on the original 84 unpatented mining claims comprising the Blind Gold Property.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

On February 24, 2014 the Company acquired surface and mineral title to 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement. On May 7, 2019, the Company extended the lease with option to purchase agreement for Mineral Survey 1706 for an additional 5-year period. The property is part of the Homestake Paleoplacer Property, and the Company has maintained the option to purchase the mineral property for $150,000.

On March 3, 2014, the Company completed the acquisition of approximately 565.24 mineral acres in the Northern Black Hills of South Dakota. The acquisition increased the Company’s mineral interests in the Homestake District by nearly 23%, to over 3,057 acres. As part of the property acquisition, the Company purchased an additional 64.39 mineral acres located immediately southwest and contiguous to our Paleoplacer Property, including mineral title to the historic Gustin, Minerva and Deadbroke Gold Mines. The purchase price of the mineral interests was $33,335.

On April 5, 2017, the Company acquired options to purchase a combination of surface and mineral titles to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property. The Company is required to make annual lease payments totaling $20,000 for a period of 5 years, of which $20,000 was due upon execution of the agreement. The Company has an option to purchase the mineral properties for total price of $626,392. As of September 30, 2020, the Company is current on all required annual lease payments.

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

On March 6, 2020, the Company acquired 65 unpatented lode mining claims covering approximately 1,152 acres in the Homestake District of the Black Hills of South Dakota. The property is contiguous to the Company's Blind Gold Property and is the subject to historic prospecting activity.

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

On July 23, 2020 the Company announced that it had substantially increased its land holdings in the Black Hills of South Dakota through the staking of 166 unpatented lode mining claims covering approximately 3,152 acres located immediately north and adjacent to the Company’s City Creek Property. The project area was first expanded in 2018 on the basis of inversion modeling of historical geophysical survey data. Subsequent reconnaissance and preliminary analysis of the Company’s new geophysical data provided evidence of underlying shear fabric on a similar orientation with the productive structural corridor north of the Homestake Mine.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 3—Mineral Properties, continued

On September 15, 2020 the Company increased its land holdings in the Homestake District of the Black Hills of South Dakota through the staking of 50 unpatented lode mining claims covering approximately 840 acres at the historic Ragged Top Gold Camp. Tertiary-aged gold mineralization in the Ragged Top area is hosted primarily in the Paha Sapa Limestone formation and has been mined from both vertical fissures called “Verticals” and from collapsed breccias. The Company’s Ragged Top property acquisition is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold).

We have completed a broad high definition airborne geophysical survey to enhance our previous drill targeting, as well as to screen the entire Northern Hills area for new areas of interest and additional targets. We believe the Homestake District holds exceptional discovery potential and it is our intent to continue to consolidate our dominant land position and to conduct systematic exploration of the district within our Company.

	September 30,	March 31,
	2020	2020
Capitalized costs	$436,481	$216,104
Accumulated amortization	-	-
Impairment	-	-
Capitalized costs, net	$436,481	$216,104

Note 4—Notes Payable

JR Resources Corp.

In February 2020, we entered into a $300,000 unsecured promissory note agreement with JR Resources Corp. (“JR”). The note bore interest at 3.0% per year and was due May 5, 2021. In May 2020, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, which includes the $300,000 that was advanced in February 2020 and an additional $1,150,000 that was advanced in May 2020. The amended and restated unsecured note bears interest at 0.25% per year, compounded annually, and matures on December 31, 2021. At maturity, the principal amount of the note, together with any accrued but unpaid interest, will be due and payable in cash, provided that, if and to the extent that the Company does not pay this note in cash on the maturity date, then JR will be required to exercise, and will in fact be deemed to have exercised, its right to convert such unpaid portion of the note into shares of Company common stock. The conversion price is $0.15 per share through December 31, 2020 and, thereafter, the lesser of $0.15 per share on the volume weighted average price of Company common stock for the five consecutive trading days immediately preceding the date of such conversion (with a floor of $0.10 per share). The note has customary event of default provisions and, upon an event of default, JR will be required to convert the unpaid portion of the note into the shares of Company common stock, if not paid in cash by the Company. On October 15, 2020, and as a part of the first closing of our agreement with JR Resources, this promissory note was converted into 9,666,667 shares of the Company’s common stock (See Note 7 – Subsequent Events).

In connection with the promissory note agreement with JR, the Company granted JR an option to purchase up to 142,566,667 shares of common stock at $0.15 per share in one or more closings on or prior to October 15, 2020. The proceeds from the debt issuance were allocated between the debt instrument and the purchase option based on their estimated relative fair values (management calculated the initial estimated fair values, to be followed up with a third-party valuation). The Company estimated that $1,305,000 of the total proceeds was allocable to the purchase option and recognized through a charge to additional paid-in capital with a corresponding discount on the debt. The debt discount will be amortized to interest expense over the remaining life of the note using the effective interest method. For the six and three months ended September 30, 2020, the Company recognized additional interest expense of approximately $268,000 and $201,000, respectively, related to amortization of the debt discount.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 4—Notes Payable, continued

Notes Payable to Related Party

As of June 30, 2020, Mr. Aberle, the chief executive officer and a director of the Company, and/or his affiliates had lent the Company an aggregate of $20,500, which loans were unsecured obligations of the Company, bearing interest at an annual rate of 3%, and were currently due on demand or past due. In July 2020, the Company repaid Mr. Aberle the outstanding principal and accrued interest.

As of September 30, 2020, the Company owed Mr. Bachman, the CGO and a director of the Company, and/or his affiliates a principal amount of $265,000 and accrued interest of $80,325. These loans are unsecured obligations of the Company, bearing interest at annual rates of between 3% and 4%, and are due on demand or past due.

Note 5—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at September 30, 2020 was approximately $27,900.

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

In July 2020, warrants to purchase 3,300,000 shares of our common stock were exercised for $330,000 by investors.

In July 2020, an option to purchase 300,000 shares of common stock was exercised for $24,000 by a consultant.

In September 2020, a warrant to purchase 500,000 shares of common stock was exercised for $50,000 from an investor. These shares were not issued until October 2020.

At September 30, 2020, the total issued and outstanding shares of our common stock were 70,514,964.

Concurrent with the issuance of the May 2020 JR note, the Company provided JR the option to acquire up to 142,566,667 shares of common stock at $0.15 per share (see Note 7 – Subsequent Events).

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 6—Common Stock, Options and Warrants, continued

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended September 30, 2020 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2020	8,450,000	$0.07	4.40
Granted	2,350,000	0.08	4.18
Cancelled/Expired	-	-	-
Exercised	(1,600,000)	0.08	4.48
Outstanding and exercisable September 30, 2020	8,700,000	$0.08	5.14

A summary of the Company's stock warrant activity and related information for the period ended September 30, 2020 is as follows:

	Warrants	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2020	4,300,000	$0.10	1.99
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	(4,300,000)	0.10	-
Outstanding and exercisable June 30, 2020	0	$0.00	0.00

Note 7 – Subsequent Events

In May 2020, the Company entered into an agreement with JR whereby JR loaned the Company an aggregate of $1,450,000 and the Company granted JR the right to purchase up to 142,566,667 shares of common stock at $0.15 per share in one or more closings on or prior to October 15, 2020 (“Agreement”). On October 15, 2020, the Company and JR effected the first closing under this Agreement whereby JR purchased 69,666,667 shares of the Company’s common stock for aggregate consideration of $10,450,000, including $9,000,000 in cash and $1,450,000 upon conversion of the principal amount of the May 2020 promissory note. Additionally, the Company and JR entered into an amending agreement on October 15, 2020 (“Amending Agreement”) whereby (i) it was agreed to extend the balance of the May 2020 purchase right until February 15, 2021, which will allow JR the option to purchase up to an additional 72,900,000 shares of common stock for up to an additional $10,935,000, and (ii) the Company created two director vacancies and agreed to allow for two JR nominees to be appointed, of which Alex Morrison was appointed as a director to fill one vacancy.

On October 23, 2020, the Company closed the purchase of the Maitland Gold Property in the Black Hills of South Dakota from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation (“Barrick”), for total consideration of $4.82 million, comprised of $3.5 million cash and the issuance of 3 million shares of Company common stock valued at $0.44 per share. Additionally, Barrick will retain a 2.5% net smelter returns royalty on the property. The 2,112 mineral-acre Maitland acquisition will secure an important component of the Company’s strategy for the structural corridor that extends from the Homestake Gold Mine to the Company’s Blind Gold Property at the northern end of the Black Hills District.

In October 2020, the Company paid Jerikodie, Inc, an entity controlled by our CEO, $200,000 of the approximate $729,500 owed to it for consulting fees. We issued a note payable to Jerikodie for the remaining balance of approximately $529,500. Payments of $100,000 plus accrued interest at 0.25% per year are due beginning with the quarter ending March, 2021 and continuing until the note is fully repaid.

In October 2020, we paid Minera Teles Pires, Inc. an entity controlled by our CGO, $200,000 for amounts owed for prior services. Subsequently, amounts owed to our CGO, individually, and the unpaid balance on the Minera Teles Pires, Inc. note were combined into a new note in the amount of $1,060,500. Payments of $100,000 plus accrued interest at 0.25% per year are due beginning with the quarter ending March, 2021, and continuing until the note is fully repaid.

 DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 7 – Subsequent Events, Continued

In October 2020, the Company issued a note payable to WCM Associates, LP, an entity controller by our CFO, in the amount of $123,000 for amounts owed for consulting fees. An initial payment in the amount of $86,500 is due on January 1, 2021 with subsequent payments in the amount of $25,000 plus accrued interest at 0.25% per year, due on the last day of each quarter, beginning with the quarter ending March, 2021, and continuing until the note is fully repaid.

In October 2020, options to purchase 5,000,000 shares of common stock were exercised for $400,000 by our directors.

In October 2020, options to purchase 1,800,000 shares of common stock were exercised for $144,000 by investors.

In October 2020, warrants to purchase 500,000 shares of common stock were exercised for $50,000 by an investor.

On November 13, 2020, the Company declared a special cash dividend of $0.055 per common share, payable January 4, 2021 to holders of record on December 22, 2020.  As of the date hereof, there are 150,181,631 shares of common stock issued and outstanding and common stock options to purchase 1,800,000 shares of common stock; holders of 72,666,667 shares of common stock have contractually relinquished and waived their right to receive this special cash dividend.

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

This Management’s Discussion and Analysis should be read in conjunction with our financial statements and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Risk Factors” of our most recent Form 10-K.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Since we are an exploration stage company and have not generated revenues to date, our business is subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth.

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

Since 2012, we have consistently pursued a strategy of expanding our portfolio of brownfields exploration properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating the remaining mineral potential. Our property acquisitions have been based on our past exploration experiences, the extensive data sets we have assembled over the past 8 years, and new research the Company has conducted on the gold system that created the District. Dakota Territory currently holds seven brownfield exploration project areas in the district comprised of unpatented claims and a combination of surface and mineral leases covering a total of approximately 14,350 mineral acres. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

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

On July 23, 2020 the Company announced that it had substantially increased its land holdings in the Black Hills of South Dakota through the staking of 166 unpatented lode mining claims covering approximately 3,152 acres located immediately north and adjacent to the Company’s City Creek Property. The project area was first expanded in 2018 on the basis of inversion modeling of historical geophysical survey data. Subsequent reconnaissance and preliminary analysis of the Company’s new geophysical data provided evidence of underlying shear fabric on a similar orientation with the productive structural corridor north of the Homestake Mine.

On September 15, 2020 the Company increased its land holdings in the Homestake District of the Black Hills of South Dakota through the staking of 50 unpatented lode mining claims covering approximately 840 acres at the historic Ragged Top Gold Camp. Tertiary-aged gold mineralization in the Ragged Top area is hosted primarily in the Paha Sapa Limestone formation and has been mined from both vertical fissures called “Verticals” and from collapsed breccias. The Company’s Ragged Top property acquisition is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold). Dakota Territory believes that the Property to be an excellent prospect for additional tertiary-aged limestone hosted gold mineralization and for tertiary-aged gold and silver replacement mineralization in the preferred Deadwood formation host that lies under the cover of the limestone that dominates the surface exposure.

On October 23, 2020, we closed the purchase of the Maitland Gold Property in the Black Hills of South Dakota from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation (“Barrick”), for total consideration of $4.82 million, comprised of $3.5 million cash and the issuance of 3 million shares of Company common stock valued at $0.44 per share. Additionally, Barrick will retain a 2.5% net smelter returns royalty on the property. The 2,112 mineral-acre Maitland acquisition will secure an important component of the Company’s strategy for the structural corridor that extends from the Homestake Gold Mine to the Company’s Blind Gold Property at the northern end of the Black Hills District.

We have recently completed a broad high definition airborne geophysical survey to enhance our current drill targets, as well as to screen other areas of interest within the district. We plan to conduct additional field sampling /mapping programs and to continue to locate additional targets to add to our extensive data sets. We expect in the near future to complete site preparations and to conduct our first drill program on the Paleoplacer Property. Additionally, we plan to complete additional property acquisitions, and the commencement of preliminary permit work for the Blind Gold and City Creek and Tinton Properties.

Liquidity and Capital Resources

As of September 30, 2020, we had a working capital deficit of approximately $2,021,000 and our accumulated deficit as of September 30, 2020 was approximately $6,497,000. We had a net loss for the quarter ended September 30, 2020 of approximately $1,120,000. Our cash position as of September 30, 2020 was approximately $670,000. As of October 31, 2020, our cash position was $5,977,660.

In May 2020, we entered into the Agreement with JR whereby JR loaned the Company an aggregate of $1,450,000 and the Company granted JR the right to purchase up to 142,566,667 shares of common stock at $0.15 per share in one or more closings on or prior to October 15, 2020. On October 15, 2020, the Company and JR effected the first closing under this Agreement whereby JR purchased 69,666,667 shares of Company common stock for aggregate consideration of $10,450,000, including $9,000,000 in cash and $1,450,000 upon conversion of the principal amount of the May 2020 promissory note. We will utilize the proceeds of this closing to fund the execution of business and exploration strategies, for working capital and for other corporate purposes. Additionally, the Company and JR entered into an Amending Agreement on October 15, 2020 whereby it was agreed to extend the balance of the May 2020 purchase right until February 15, 2021, which will allow JR the option to purchase up to an additional 72,900,000 shares of common stock for up to an additional $10,935,000 in one or more closings from the Company. Each closing is subject to negotiation of closing deliverables and satisfaction of closing conditions to be mutually agreed upon by the Company and JR, including agreement on how the proceeds will be utilized. There is no assurance that closing deliverables will be agreed upon and that any subsequent closing will occur, as JR is not obligated to purchase any shares.

During the balance of our fiscal year ending March 31, 2021, we plan to continue to pursue field programs, geophysical surveys, and effect land acquisitions. The timing of these expenditures is dependent upon a number of factors, including the availability of sufficient financing. We estimate that general and administrative expenses during the balance of our current fiscal year ending March 31, 2021 will be approximately $200,000 to include payroll, legal and accounting services and other general and administrative expenses necessary to conduct our operations.

We currently have no employees. Our management, all of whom are consultants, conduct our operations.

In July 2020, outstanding warrants and options entitling the holders to purchase an aggregate of 3,300,000 shares of common stock were exercised. We received proceeds in the amount of $330,000 from the exercise of these warrants. In October 2020, options and warrants to purchase 7,300,000 shares of common stock were exercised for cash proceeds totaling $594,000.

Results of Operations

Six months ended September 30, 2020 and 2019

We had no operating revenues for the six months ended September 30, 2020 and 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $6,497,000 as of September 30, 2020.

Our exploration costs were approximately $482,000 and $39,000 for the six months ended September 30, 2020 and 2019, respectively. The exploration costs for the quarter ended September 30, 2020 were primarily for field programs and flying a new comprehensive geophysical survey over the northern Black Hills of South Dakota. Our general and administrative expenses for the six months ended September 30, 2020 were approximately $366,000 and approximately $286,000 for the six months ended September 30, 2019. Our general and administrative expenditures were primarily for legal, accounting & professional fees, insurance and other general and administrative expenses necessary for our operations.

We had losses from operations for the six months ended September 30, 2020 and 2019 totaling approximately $848,000 and $326,000, respectively, and a net loss for the six months ended September 30, 2020 and 2019 totaling approximately $1,120,000 and $332,000, respectively. We recorded additional interest expense of approximately $270,000 related to accretion of the debt discount on notes payable during the six months ended September 30, 2020 and interest expense of approximately $6,000 during the six months ended September 30, 2019.

Three months ended September 30, 2020 and 2019

We had no operating revenues for the three months ended September 30, 2020 and 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $6,497,000 as of September 30, 2020.

Our exploration costs were approximately $356,000 and $31,000 for the three months ended September 30, 2020 and 2019, respectively. The exploration costs for the quarter ended September 30, 2020 were primarily for field programs, collection of ground gravity data and analysis of data collected from our new geophysical programs. Our general and administrative expenses for the three months ended September 30, 2020 and 2019 were approximately $214,000 and $158,000, respectively. These expenditures were primarily for legal, accounting & professional fees, insurance and other general and administrative expenses necessary for our operations.

We had a loss from operations for the three months ended September 30, 2020 and 2019 totaling approximately $570,000 and $189,000, respectively. We accrued interest on notes payable totaling approximately $2,600 and $3,000 for the three months ended September 30, 2020 and 2019, respectively. We recorded additional interest expense of approximately $270,000 related to accretion of the debt discount on notes payable during the three months ended September 30, 2020. We had a net loss for the three months ended September 30, 2020 and 2019 totaling approximately $773,000 and $192,000, respectively.

Off-Balance Sheet Arrangements

For the three months ended June 30, 2020 and 2019, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 3 of the unaudited notes to financial statements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements:

•Valuation of purchase option granted to JR,

•Valuation of stock options granted to directors and officers, and

•Valuation of mineral properties.

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
July 2020	Exercise of Common Stock Warrants	3,300,000	Investors	$330,000	Cash	Sec. 4(a)(2)
July 2020	Exercise of Common Stock Options	300,000	Consultant	$24,000	Cash	Sec. 4(a)(2)

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

10.2	At-will employment arrangement for Gerald Aberle, incorporated by reference from our Form 10-K filed on June 29, 2020.

10.3	At-will employment arrangement for Wm. Chris Mathers, incorporated by reference from our Form 10-K filed on June 29, 2020.

10.4	Amending Agreement dated October 15, 2020 by and between JR Resources Corp. and Dakota Territory Resource Corp, Exhibit 10.1 of the Form 8-K filed with the SEC on October 21, 2020.

14.1	Code of Ethics adopted April 26, 2013 incorporated by reference from our annual report on Form 10-K filed on July 1, 2013.
31.1(1)	Section 302 Certification of Gerald Aberle, Chief Executive Officer
31.2(1)	Section 302 Certification of Wm. Chris Mathers, Chief Financial Officer
32.1(1)	Section 906 Certification of Gerald Aberle, Chief Executive Officer
32.2(1)	Section 906 Certification of Wm. Chris Mathers, Chief Financial Officer

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
Dated: November 16, 2020

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: November 16, 2020