Form 10-Q
period 2020-12-31
DAKOTA TERRITORY RESOURCE CORP
filed 2021-02-11
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-501191

Dakota Territory Resource Corp

(Exact Name of Registrant as Specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Glendale Dr. Lead, South Dakota	57754
(Address of principal executive offices)	(Zip Code)

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

Number of shares of issuer’s common stock outstanding at February 5, 2021: 151,889,323.

DAKOTA TERRITORY RESOURCES CORP

DECEMBER 31, 2020

(UNAUDITED)

DAKOTA TERRITORY RESOURCE CORP

BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2020	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,346,092	$146,425
Restricted cash	4,357,246	-
Prepaid expenses and other current assets	95,253	7,649
Total current assets	5,798,591	154,074

Mineral properties	5,287,116	216,104
Office equipment, net	19,921	-

TOTAL ASSETS	$11,105,628	$370,178

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$401,714	$501,818
Accounts payable, related party	13,211	1,790,829
Dividend payable	4,357,246	-
Line of credit	24,888	30,082
Note payable to related party	920,438	325,645
Total current liabilities	5,717,497	2,648,374

Notes payable, net of discount	567,179	300,000

TOTAL LIABILITIES	6,284,676	2,948,374

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and
March 31, 2020, respectively	-	-
Common stock, par value $0.001; 300,000,000 shares authorized,
151,889,323 and 65,416,787 shares issued and outstanding as of
December 31, 2020 and March 31, 2020, respectively	151,890	65,417
Additional paid-in capital	12,462,435	2,734,130
Accumulated deficit	(7,793,373)	(5,377,743)

TOTAL SHAREHOLDERS' DEFICIT	4,820,952	(2,578,196)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$11,105,628	$370,178

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
OPERATING EXPENSES
Exploration costs	$576,260	$63,008	$94,335	$23,850
General and administrative	524,266	451,233	158,100	164,773

Total operating expenses	1,100,526	514,241	252,435	188,623

LOSS FROM OPERATIONS	(1,100,526)	(514,241)	(252,435)	(188,623)

OTHER INCOME (EXPENSE)
Interest income	2,140	-	140	-
Interest expense	(1,322,244)	(9,353)	(1,048,735)	(3,144)
Other income (expense)	5,000	-	5,000	-

TOTAL OTHER INCOME
(EXPENSE), NET	(1,315,104)	(9,353)	(1,043,595)	(3,144)

NET LOSS	$(2,415,630)	$(523,594)	$(1,296,030)	$(191,767)

Net loss per common share - basic and
diluted	$(0.03)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding -
basic and diluted	84,699,253	63,708,787	125,496,518	62,172,222

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2020	65,416,787	$65,417	$2,734,130	$(5,377,743)	$(2,578,196)

Cashless exercise of stock options and warrants	1,498,177	1,498	(1,498)	-	-
Cash received for unissued shares	-	-	330,000	-	330,000
Debt discount assigned to purchase option	-	-	1,305,000	-	1,305,000
Net loss	-	-	-	(345,735)	(345,735)

Balance at June 30, 2020	66,914,964	66,915	4,367,632	(5,723,478)	(1,288,931)

Issuance of previously unissued shares	1,100,000	1,100	(1,100)	-	-
Cash received for unissued shares	-	-	50,000	-	50,000
Common stock issued upon exercise of
options	300,000	300	23,700	-	24,000
Common stock issued upon cashless
exercise of warrants	2,200,000	2,200	(2,200)	-	-
Net loss	-	-	-	(773,865)	(773,865)

Balance at September 30, 2020	70,514,964	70,515	4,438,032	(6,497,343)	(1,988,796)

Issuance of previously unissued shares	550,000	550	(550)	-	-
Common stock issued for cash	60,000,000	60,000	8,940,000	-	9,000,000
Common stock issued for investment
of mineral properties	3,000,000	3,000	1,317,000	-	1,320,000
Common stock issued upon conversion of debt	9,666,667	9,667	1,440,333	-	1,450,000
Common stock issued upon exercise of
options and warrants	7,650,000	7,650	599,350	-	607,000
Common stock issued upon cashless
exercise of options	507,692	508	(508)	-	-
Debt discount on notes payable, related party	-	-	86,024	-	86,024
Cash dividend ($0.055 per share)	-	-	(4,357,246)	-	(4,357,246)
Net loss	-	-	-	(1,296,030)	(1,296,032)

Balance at December 31, 2020	151,889,323	$151,890	$12,462,435	$(7,793,373)	$4,820,952

Balance at March 31, 2019	62,916,787	$62,917	$2,390,733	$(4,263,470)	$(1,809,820)

Net loss	-	-	-	(140,110)	(140,110)

Balance at June 30, 2019	62,916,787	62,917	2,390,733	(4,403,580)	(1,949,930)

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000
Common stock issued for services	1,000,000	1,000	83,700	-	84,700
Stock options issued for services	-	-	13,026	-	13,026
Net loss	-	-	-	(191,717)	(191,717)

Balance at September 30, 2019	64,916,787	64,917	2,586,459	(4,595,297)	(1,943,921)

Common stock issued for cash	500,000	500	49,500	-	50,000
Net loss	-	-	-	(191,767)	(191,767)

Balance at December 31, 2019	65,416,787	$65,417	$2,635,959	$(4,787,064)	$(2,085,688)

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2020	2019
Net loss	$(2,415,630)	$(523,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	868	-
Stock based compensation	-	47,718
Accretion of debt discount	1,315,644	-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(87,604)	(4,909)
Accounts payable & accrued liabilities	(100,104)	(60,686)
Accounts payable, related party	(329,621)	269,751
Net cash used in operating activities	(1,616,447)	(271,720)

Cash Flows From Investing Activities:
Purchase of office equipment	(20,789)	-
Investment in mineral properties	(3,751,012)	-
Net cash used in investing activities	(3,771,801)	-

Cash Flows From Financing Activities:
Payments on note payable to related party	(210,645)	-
Proceeds from the issuance of note payable	1,150,000	-
Proceeds from the sale of common stock	9,380,000	150,000
Proceeds from exercise of options and warrants	631,000	-
Repayment on line of credit, net	(5,194)	(3,749)
Net cash provided by financing activities	10,945,161	146,251

Net increase (decrease) in cash and cash equivalents	5,556,913	(125,469)
Cash, cash equivalents and restricted cash, beginning of period	146,425	152,590

Cash, cash equivalents and restricted cash, end of period	$5,703,338	$27,121

Supplemental Disclosure of Cashflow Information
Interest paid	$6,865	$-
Taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for investment in mineral properties	$1,320,000	$-
Common stock issued upon conversion of note payable	$1,450,000	$-
Related party accounts payable converted to related party note	$1,447,997	$-
Common stock issued for prepaid services	$-	$84,700

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Note 1—Summary of Accounting Policies

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

Cash, cash equivalents and restricted cash

The Company considered all highly liquid investments with original maturities of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets to the same such amounts shown in the statements of cash flows.

December 31,
2020
Cash and cash equivalents	$1,346,092
Restricted cash	4,357,246
Cash, cash equivalents and restricted cash as shown in the Statements of cash flows	$5,703,338

Restricted cash represents amounts placed in escrow as of December 31, 2020 and paid as a special dividend on January 4, 2021.

Note 2—Related Party Transactions

The Company engages in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle is the Company’s president, chief executive officer and chief operating officer. He is also a director and significant shareholder of the Company and the owner of Jerikodie, Inc. Under a February 2012 agreement, Jerikodie Inc. earns a fixed consulting fee of $9,000 per month, plus approved expenses. In October 2020, the Company paid Jerikodie, Inc, $200,000 of the approximate $729,500 owed to it for consulting fees and issued a note payable to Jerikodie for the remaining balance of approximately $529,500 bearing interest at 0.25% per year. Payments of $100,000 plus accrued interest are due quarterly, beginning with the quarter ending March, 2021 and continuing until the note is fully repaid.

At March 31, 2020, the Company owed Mr. Aberle, individually, $20,500 in unsecured loans. These unsecured loans bear interest of 3% per year and are due on demand or past due. In July 2020, Mr. Aberle was paid in full for these unsecured loans and related accrued interest of $770.

Mr. Richard Bachman serves as the Company’s chief geological officer (“CGO”). He is also a director and significant shareholder of the Company and the owner of Minera Teles Pires Inc. (“Minera Teles”). Under an October 2005 agreement that expired in March 2020, Minera Teles earned a $10,000 monthly consulting fee and received $1,500 per month for office rent and expenses. The consulting fee was divided between a $5,000 per month cash payment and a $5,000 per month deferred amount. The Company also owed Mr. Bachman, individually, $305,145 in unsecured loans. These unsecured loans bear interest at rates ranging from 3% to 4% per year and are due on demand. In June 2020, the Company repaid $40,145 of unsecured loans, plus accrued interest totaling $6,095. In October 2020, the Company paid Minera Teles $200,000 for amounts owed for prior services and combined the remaining amount owed of approximately $795,500 with amounts owed under the unsecured loans, including unpaid interest, into a new note in the amount of $1,055,310, bearing interest at 0.25% per year. A payment of $145,000 was made in December 2020, a payment of $50,000 is due in March 2021 and quarterly payments of $100,000 plus accrued interest beginning with the quarter ending June 2021, and continuing until the note is fully repaid.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Note 2—Related Party Transactions, continued

In October 2020, the Company issued a note payable to WCM Associates, LP, an entity controlled by the Company’s CFO, in the amount of $123,000, bearing interest at 0.25% per year, for amounts owed for consulting fees. The note required an initial payment in the amount of $86,500 due on January 1, 2021 and subsequent payments in the amount of $25,000 plus accrued interest, due on the last day of each quarter, beginning with the quarter ending March, 2021, and continuing until the note is fully repaid. As of the date of this filing, Mr. Mathers has been paid in full.

In connection with the notes payable issued in 2020, as discussed above, the Company determined that the 0.25% contractual rate represents a below-market interest rate. Interest was imputed on the notes payable at 5.00% interest resulting in a discount at issuance of $86,024. During the three months ended December 31, 2020, the Company recognized amortization of the debt discount of $10,644 in interest expense, with the remaining unamortized discount to be recognized into interest expense over the remaining life of the notes using the effective interest method.

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

In October and December 2020, options to purchase 4,300,000 shares of common stock were exercised for $344,000 by our officers and directors.

Messrs. Aberle and Bachman own a 5% net smelter return royalty on the original 84 unpatented mining claims that comprised the Blind Gold Property.

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

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Note 3—Mineral Properties, continued

On April 5, 2017, the Company acquired options to purchase a combination of surface and mineral titles to 284 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with the City Creek Property; 82 acres located approximately one half mile south of the Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to the Homestake Paleoplacer Property. The Company is required to make annual lease payments totaling $20,000 for a period of 5 years, of which $20,000 was due upon execution of the agreement. The Company has an option to purchase the mineral properties for total price of $626,392. As of December 31, 2020, the Company is current on all required annual lease payments.

In November 2018, the Company acquired 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,167 acres.

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

On October 23, 2020, the Company closed the purchase of the Maitland Gold Property in the Black Hills of South Dakota from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation (“Barrick”), for total consideration of $4.82 million, comprised of $3.5 million cash and the issuance of 3 million shares of Company common stock valued at $0.44 per share, or $1.32 million. Additionally, Barrick will retain a 2.5% net smelter returns royalty on the property. The 2,112 mineral-acre Maitland acquisition will secure an important component of the Company’s strategy for the structural corridor that extends from the Homestake Gold Mine to the Company’s Blind Gold Property at the northern end of the Black Hills District.

On November 30, 2020 the Company announced the acquisition of 64 unpatented lode mining claims covering approximately 1,092 acres located south and to the west of the former Homestake Gold Mine. The Poorman Anticline Property covers the southwestern-most extension of the Homestake iron-formation host in the district. Gold mineralization was discovered underground on the 2600 and 4100 foot levels in the far western extents of the Homestake Mine in the 1950's and 60’s with little known historic follow-up exploration in the Poorman Anticline closer to surface. Dakota Territory’s targeting in the Poorman Anticline is based on the presence of the Homestake iron-formation host and projected intersections with important shear fabric that is known to have conducted fluids necessary to the deposition of gold mineralization in the northern extents of the structural corridor.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Note 3—Mineral Properties, continued

In August 2020, the Company completed a broad high definition airborne geophysical survey to enhance the Company’s previous drill targeting, as well as to screen the entire Northern Hills area for new areas of interest and additional targets. Management believes the Homestake District holds exceptional discovery potential and it is the Company’s intent to continue to consolidate the Company’s dominant land position and to conduct systematic exploration of the district.

At December 31, 2020 and March 31, 2020, the Company’s mineral properties totaled $5,287,116 and $216,104, respectively. As of December 31, 2020, the Company is in the exploration stage and has not commenced amortization of the properties.

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

On October 15, 2020, and as a part of the first closing of our agreement with JR Resources, the promissory note was converted into 9,666,667 shares of the Company’s common stock. In connection with the conversion, the Company recognized the remaining $1,036,849 of unamortized debt discount as interest expense. For the nine and three months ended December 31, 2020, the Company recognized additional interest expense of approximately $1,316,000 and $1,047,000, respectively, related to amortization of debt discount.

Note 5—Line of Credit

The Company executed a Line of Credit with Wells Fargo Bank in California. The Line of Credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this Line of Credit at December 31, 2020 was approximately $25,000.

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

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Note 6—Common Stock, Options and Warrants, continued

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

In September 2020, a warrant to purchase 500,000 shares of common stock was exercised for $50,000 from an investor. These shares were issued in October 2020.

In connection with the May 2020 JR note, the Company provided JR the option to acquire up to 142,566,667 shares of common stock at $0.15 per share. On October 15, 2020, JR exercised the first closing of the option agreement and acquired 60,000,000 shares of common stock for total consideration of $9.0 million. JR has the right to purchase up to 72,900,000 additional shares of common stock for up to $10,935,000 on or prior to February 15, 2021. JR also converted the outstanding principal on its convertible promissory note totaling $1,450,000 into 9,666,667 shares of common stock (See Note 4 – Notes Payable for additional information).

In October 2020, the Company issued 3,000,000 shares valued at $1.32 million to Barrick in connection with the acquisition of the Maitland Gold Property as further described in Note 3 – Mineral Properties.

During the three months ended December 31, 2020, the holders of 7,650,000 common stock option with exercise prices ranging from $0.06 to $0.08 per share, exercised such options for total consideration of $607,000.

During the three months ended December 31, 2020, the holders of 600,000 common stock options with exercise prices of $0.08 per share, exercised such options on a cashless basis for a total of 507,692 shares of common stock.

On November 13, 2020, the Company declared a special cash dividend of $0.055 per common share, payable January 4, 2021 to holders of record on December 22, 2020. As of the date thereof, there were 150,181,631 shares of common stock issued and outstanding and common stock options to purchase 1,800,000 shares of common stock; holders of 72,666,667 shares of common stock have contractually relinquished and waived their right to receive this special cash dividend. As of December 31, 2020, the cash dividend totaling $4,357,246 is being held in escrow and is presented under restricted cash and dividend payable in the accompanying balance sheet.

At December 31, 2020, there were 151,889,323 shares of our common stock outstanding.

Common Stock Options and Warrants

A summary of the Company's stock option activity and related information for the period ended December 31, 2020 is as follows:

	Options	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2020	7,950,000	$0.08	4.40
Granted	2,200,000	0.08	4.11
Cancelled/Expired	-	-	-
Exercised	(9,850,000)	0.08	4.37
Outstanding and exercisable December 31, 2020	300,000	$0.08	2.69

DAKOTA TERRITORY RESOURCES CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Note 6—Common Stock, Options and Warrants, continued

A summary of the Company's stock warrant activity and related information for the period ended December 31, 2020 is as follows:

	Warrants	Price Range	Weighted Average Remaining Life (Years)
Outstanding March 31, 2020	4,300,000	$0.10	1.99
Granted	-	-	-
Cancelled/Expired	-	-	-
Exercised	(4,300,000)	0.10	-
Outstanding and exercisable December 31, 2020	-	$-	-

Note 7 – Subsequent Events

On January 4, 2021, the Company purchased an office building located at 141 Glendale Dr., Lead, South Dakota 57754 to serve as the Company’s new corporate headquarters. The cash purchase price of the building, furniture, fixtures and other property was approximately $755,000. The building, built in the 1890’s as a railroad roundhouse, was completely renovated between 2000 and 2010 and is approximately 13,500 square feet with mixed use office and retail.

On January 20, 2021, the Company entered into a note payable with JR in the amount of $300,000 for additional working capital. The note does not bear interest and is due and payable in cash on December 31, 2021. However, upon the occurrence of a change in control of the Company pursuant to the May 2020 agreement, the unpaid principal amount of the loan outstanding at the time of such change in control closing shall be applied to and considered an investment amount paid by JR.

On January 26, 2021, the Company announced the acquisition of 158 unpatented lode mining claims covering approximately 2,740 acres. The acquisition was based on continuing analysis of the Company’s historic data sets coupled with new insights derived from the Company’s district-scale airborne geophysical survey flown during the summer of 2020. At the west side of the Homestake District, the Tinton property was extended to the north and northwest adding approximately 1,966 acres to the original claim block. In the central region of the District, the West Corridor property was extended west to Cleopatra Creek covering approximately 275 additional acres between Richmond Hill and Wharf gold mines, and the Blind Gold Property was further expanded west, adding approximately 499 acres immediately north of the Richmond Hill Mine.

On February 2, 2021, the Company announced the hiring of Mark Rantapaa to fill the position of Manager of Black Hills Operations. Mr. Rantapaa is responsible for the conduct of all of the Company’s exploration and mining activities in the Black Hills and has been charged with development of policy and programs necessary to the achievement of Dakota Territory’s goals for excellence in health, safety and environmental performance.

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

Since 2012, we have consistently pursued a strategy of expanding our portfolio of brownfields exploration properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating the remaining mineral potential. Our property acquisitions have been based on our past exploration experiences, the extensive data sets we have assembled over the past 8 years, and new research the Company has conducted on the gold system that created the District. Dakota Territory currently holds eight brownfield exploration project areas in the district comprised of unpatented claims and a combination of surface and mineral leases covering a total of approximately 18,182 mineral acres. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

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

In May 2020, the Company entered into an agreement with JR Resources Corp. (“JR”) whereby JR loaned the Company an aggregate of $1,450,000 and the Company granted JR the right to purchase up to 142,566,667 shares of common stock at $0.15 per share in one or more closings on or prior to October 15, 2020 (“Agreement”). On October 15, 2020, the Company and JR effected the first closing under this Agreement whereby JR purchased 69,666,667 shares of the Company’s common stock for aggregate consideration of $10,450,000, including $9,000,000 in cash and $1,450,000 upon conversion of the principal amount of the May 2020 promissory note. Additionally, the Company and JR entered into an amending agreement on October 15, 2020 (“Amending Agreement”) whereby (i) it was agreed to extend the balance of the May 2020 purchase right until February 15, 2021, which will allow JR the option to purchase up to an additional 72,900,000 shares of common stock for up to an additional $10,935,000, and (ii) the Company created two director vacancies and agreed to allow for two JR nominees to be appointed, of which Alex Morrison was appointed as a director to fill one vacancy.

On July 23, 2020, the Company announced that it had substantially increased its land holdings in the Black Hills of South Dakota through the staking of 166 unpatented lode mining claims covering approximately 3,152 acres located immediately north and adjacent to the Company’s City Creek Property. The project area was first expanded in 2018 on the basis of inversion modeling of historical geophysical survey data. Subsequent reconnaissance and preliminary analysis of the Company’s new geophysical data provided evidence of underlying shear fabric on a similar orientation with the productive structural corridor north of the Homestake Mine.

On September 15, 2020, the Company increased its land holdings in the Homestake District of the Black Hills of South Dakota through the staking of 50 unpatented lode mining claims covering approximately 840 acres at the historic Ragged Top Gold Camp. Tertiary-aged gold mineralization in the Ragged Top area is hosted primarily in the Paha Sapa Limestone formation and has been mined from both vertical fissures called “Verticals” and from collapsed breccias. The Company’s Ragged Top property acquisition is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold). Dakota Territory believes the Property to be an excellent prospect for additional tertiary-aged limestone hosted gold mineralization and for tertiary-aged gold and silver replacement mineralization in the preferred Deadwood formation host that lies under the cover of the limestone that dominates the surface exposure.

On October 23, 2020, we closed the purchase of the Maitland Gold Property in the Black Hills of South Dakota from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation (“Barrick”), for total consideration of $4.82 million, comprised of $3.5 million cash and the issuance of 3 million shares of Company common stock valued at $0.44 per share, or $1.32 million. Additionally, Barrick will retain a 2.5% net smelter returns royalty on the property. The 2,112 mineral-acre Maitland acquisition will secure an important component of the Company’s strategy for the structural corridor that extends from the Homestake Gold Mine to the Company’s Blind Gold Property at the northern end of the Black Hills District.

On November 30, 2020, the Company announced the acquisition of 64 unpatented lode mining claims covering approximately 1,092 acres located south and to the west of the former Homestake Gold Mine. The Poorman Anticline Property covers the southwestern-most extension of the Homestake iron-formation host in the district. Gold mineralization was discovered underground on the 2600 and 4100 foot levels in the far western extents of the Homestake Mine in the 1950's and 60’s with little known historic follow-up exploration in the Poorman Anticline closer to surface. Dakota Territory’s targeting in the Poorman Anticline is based on the presence of the Homestake iron-formation host and projected intersections with important shear fabric that is known to have conducted fluids necessary to the deposition of gold mineralization in the northern extents of the structural corridor.

In August 2020, we completed a broad high definition airborne geophysical survey to enhance our current drill targets, as well as to screen other areas of interest within the district. We plan to conduct additional field sampling /mapping programs and to continue to locate additional targets to add to our extensive data sets. We expect in the near future to complete site preparations and to conduct our first drill program on the Paleoplacer Property. Additionally, we plan to complete additional property acquisitions, and the commencement of preliminary permit work for the Blind Gold and City Creek and Tinton Properties.

On January 4, 2021, the Company purchased an office building located at 141 Glendale Dr., Lead, South Dakota 57754 to serve as the Company’s new corporate headquarters. The cash purchase price of the building, furniture, fixtures and other property was approximately $755,000. The building, built in the 1890’s as a railroad roundhouse, was completely renovated between 2000 and 2010 and is approximately 13,500 square feet with mixed use office and retail space.

On January 26, 2021, the Company announced the acquisition of 158 unpatented lode mining claims covering approximately 2,740 acres. The acquisition was based on continuing analysis of the Company’s historic data sets coupled with new insights derived from the Company’s district-scale airborne geophysical survey flown during the summer of 2020. At the west side of the Homestake District, the Tinton property was extended to the north and northwest adding approximately 1,966 acres to the original claim block. In the central region of the District, the West Corridor property was extended west to Cleopatra Creek covering approximately 275 additional acres between Richmond Hill and Wharf gold mines, and the Blind Gold Property was further expanded west, adding approximately 499 acres immediately north of the Richmond Hill Mine.

On February 2, 2021, the Company announced the hiring of Mark Rantapaa to fill the position of Manager of Black Hills Operations. Mr. Rantapaa is responsible for the conduct of all of the Company’s exploration and mining activities in the Black Hills and has been charged with development of policy and programs necessary to the achievement of Dakota Territory’s goals for excellence in health, safety and environmental performance. Mr. Rantapaa was born and raised in the Black Hills of South Dakota and holds a BSc in Geological Engineering from SDSM&T, where he has also served as a member of the University’s Mining Industrial Advisory Board. Mr. Rantapaa has broad technical and management experience gained through his 27-year career with Barrick Gold Corporation in Nevada where he served in various roles of increasing responsibility, including Open Pit Technical Services Superintendent and Operations Superintendent at the Goldstrike Mine and Mine Manager at the Cortez Mine. Mr. Rantapaa also held the Corporate position of Director of Safety and Health before moving to McEwen Mining where he served as Mine Manager and General Manager at the Gold Bar Mine.

Liquidity and Capital Resources

As of December 31, 2020, we had a working capital surplus of approximately $81,000 and our accumulated deficit as of December 31, 2020 was approximately $7,793,000. We had a net loss for the quarter ended December 31, 2020 of approximately $1,296,000. Our cash position as of December 31, 2020 was approximately $1,346,000 and we had approximately $4,357,000 of restricted cash held in escrow for payment of a special dividend declared in November 2020.

In May 2020, we entered into an Agreement with JR whereby JR loaned the Company an aggregate of $1,450,000 and the Company granted JR the right to purchase up to 142,566,667 shares of common stock at $0.15 per share in one or more closings on or prior to October 15, 2020. On October 15, 2020, the Company and JR effected the first closing under this Agreement whereby JR purchased 69,666,667 shares of Company common stock for aggregate consideration of $10,450,000, including $9,000,000 in cash and $1,450,000 upon conversion of the principal amount of the May 2020 promissory note. Additionally, the Company and JR entered into an Amending Agreement on October 15, 2020 whereby it was agreed to extend the balance of the May 2020 purchase right until February 15, 2021, which will allow JR the option to purchase up to an additional 72,900,000 shares of common stock for up to an additional $10,935,000 in one or more closings from the Company. Each closing is subject to negotiation of closing deliverables and satisfaction of closing conditions to be mutually agreed upon by the Company and JR, including agreement on how the proceeds will be utilized. There is no assurance that closing deliverables will be agreed upon and that any subsequent closing will occur, as JR is not obligated to purchase any shares.

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

During the three months ended December 31, 2020, outstanding options entitling the holders to purchase an aggregate of 8,250,000 shares of common stock were exercised. We received proceeds in the amount of $607,000 from the exercise of these options.

On January 20, 2021, the Company entered into a note payable with JR in the amount of $300,000 for additional working capital. The note does not bear interest and is due and payable in cash on December 31, 2021. However, upon the occurrence of a change in control of the Company pursuant to the Agreement, the unpaid principal amount of the loan outstanding at the time of such change in control closing shall be applied to and considered an investment amount paid by JR.

Results of Operations

Nine months ended December 31, 2020 and 2019

We had no operating revenues for the nine months ended December 31, 2020 and 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $7,793,000 as of December 31, 2020.

Our exploration costs were approximately $576,000 and $63,000 for the nine months ended December 31, 2020 and 2019, respectively. The exploration costs for the nine moths ended December 31, 2020 were primarily for field programs and flying a new comprehensive geophysical survey over the northern Black Hills of South Dakota. Our general and administrative expenses for the nine months ended December 31, 2020 were approximately $524,000 and approximately $451,000 for the nine months ended December 31, 2019. Our general and administrative expenditures were primarily for legal, accounting and professional consulting fees, insurance and other general and administrative expenses necessary for our operations.

We had losses from operations for the nine months ended December 31, 2020 and 2019 totaling approximately $1,100,000 and $514,000, respectively, and a net loss for the nine months ended December 31, 2020 and 2019 totaling approximately $2,416,000 and $524,000, respectively. We recorded additional interest expense of approximately $1,316,000 related to amortization of the debt discount on notes payable during the nine months ended December 31, 2020 and interest expense of approximately $9,000 during the nine months ended December 31, 2019.

Three months ended December 31, 2020 and 2019

We had no operating revenues for the three months ended December 31, 2020 and 2019. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $7,793,000 as of December 31, 2020.

Our exploration costs were approximately $94,000 and $24,000 for the three months ended December 31, 2020 and 2019, respectively. The exploration costs for the quarter ended December 31, 2020 were primarily for field programs, collection of ground gravity data and analysis of data collected from our new geophysical programs. Our general and administrative expenses for the three months ended December 31, 2020 and 2019 were approximately $158,000 and $165,000, respectively. These expenditures were primarily for legal, accounting and professional consulting fees, insurance and other general and administrative expenses necessary for our operations.

We had a loss from operations for the three months ended December 31, 2020 and 2019 totaling approximately $252,000 and $189,000, respectively. We recorded additional interest expense of approximately $1,054,000 related to amortization of the debt discount on notes payable during the three months ended December 31, 2020. We had a net loss for the three months ended December 31, 2020 and 2019 totaling approximately $1,296,000 and $192,000, respectively.

Off-Balance Sheet Arrangements

For the nine months ended December 31, 2020 and 2019, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 3 of the unaudited notes to financial statements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with account principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements:

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

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
July 2020	Exercise of Common Stock Warrants	3,300,000	Investors	$330,000	Cash	Sec. 4(a)(2)
July 2020	Exercise of Common Stock Options	300,000	Consultant	$24,000	Cash	Sec. 4(a)(2)
August 2020	Exercise of Common Stock Warrants	1,000,000	Investor	$100,000	Cash	Sec. 4(a)(2)
October 2020	Common Stock	69,666,667	Investor	$10,450,000	Cash	Sec. 4(a)(2)
October 2020	Common Stock	3,000,000	Property Acquisition	Partial purchase price of land acquisition	Investment	Sec. 4(a)(2)
October 2020	Exercise of Common Stock Options	6,500,000	Investors	$520,000	Cash	Sec. 4(a)(2)
November 2020	Exercise of Common Stock Options	75,000	Investor	$6,000	Cash	Sec 4(a)(2)
December 2020	Exercise of Common Stock Options	1,075,000	Investors	$81,000	Cash	Sec. 4(a)(2)

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
Dated: February 11, 2021

/s/ Wm. Chris Mathers
By: Wm. Chris Mathers, duly authorized officer
Chief Financial Officer and Principal Accounting Officer
Dated: February 11, 2021