Form 10-K
period 2021-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2021-06-29
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 000-501191

Dakota Territory Resource Corp.

(Exact Name of Registrant as Specified in its charter)

Nevada	80-0942566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Glendale Drive Lead, South Dakota	57754
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

i

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of September 30, 2020, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $14,092,871 based upon the closing sale price of the common stock as reported by the OTC:QB.

As of June 18, 2021, there were outstanding 57,915,020 shares of common stock.

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

Ore

The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituents; e.g., gold ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal form.

Mineralization	The presence of minerals in a specific area or geological formation.

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

Reverse Stock Split

On May 13, 2021, the Board of Directors of the Company approved a reverse stock split of the Company’s common stock at a ratio of 1-for-4. All share numbers and common stock prices presented give effect to the reverse split.

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

v

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 concerning our anticipated results and developments of our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects”, “anticipates”, “plans”, “estimates” or “intends”, the negatives thereof, variations thereon and similar expressions, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this annual report include, but are not limited to:

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

•risks associated with the Merger (as defined herein);

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

•risks associated with the coronavirus (“COVID-19”) pandemic;

•risks associated with cybersecurity and cyber-attacks;

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

PART I

Item 1. Business

The Company was incorporated in Nevada on February 6, 2002. Our Company is engaged in the business of acquisition and exploration of mineral properties within the Homestake Gold District (“District”) of the Black Hills of South Dakota. To date, while no development or mining activities have commenced, our strategy is to move projects from exploration to development and finally into production as results of exploration may dictate. Dakota Territory maintains 100% ownership of eight mineral properties in the district comprised of approximately 1,000 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 19,500 acres located in the Black Hills of South Dakota, including the Blind Gold, City Creek, Tinton, West Corridor, Ragged Top, Poorman Anticline and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District. Our goal is to obtain sufficient capital to advance our current property portfolio, to fund acquisition of additional prospective mineral properties, and for the general working capital needs of the Company.

This annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC. These reports are available free of charge on our website, www.dakotatrc.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this document is an inactive textual reference. Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov

Recent Developments

Dakota Territory entered into an agreement with JR Resources Corp. (“JR”) on May 27, 2020, as subsequently amended (“Purchase Agreement”), whereby JR loaned the Company $1,150,000 and the Company granted JR the right to purchase up to 35,641,667 shares of common stock at $0.60 per share (approximate 64% of the Company on a fully diluted basis) in one or more closings on or prior to March 17, 2021 (“Termination Date”). On October 15, 2020, the Company and JR effected the first closing under the Purchase Agreement whereby JR purchased 17,416,667 shares of Company common stock for aggregate consideration of $10,450,000, $9,000,000 in cash and $1,450,000 upon conversion of the principal amount of the May 2020 promissory note. The Purchase Agreement allowed Dakota to advance its mineral property acquisition strategy. On March 12, 2021, the Company and JR effected the second and final closing under the Purchase Agreement, whereby JR purchased 18,225,000 shares of Company common stock for aggregate consideration of $10,935,000, $10,635,000 in cash and $300,000 upon conversion of the principal amount of a promissory note issued in January 2021. The final closing resulted in a change of control (“Change of Control”).

Jonathan Awde was appointed Chief Executive Officer and Gerald Aberle resigned as Chief Executive Officer and was appointed Chief Operating Officer. As a result of the Change of Control, the Company board consists of members recommended by JR, the JR designees, and certain current Company directors, as Company designees, it being understood that the number of Company directors shall initially not exceed five, and that the number of JR designees at any given time shall be one more than the number of Company designees. Robert Quartermain and Jonathan Awde were appointed to the Company board concurrently with Richard Bachman’s resignation from the Company board.

Until the earlier to occur of (i) April 15, 2022 and (ii) a listing of the Company common stock (or the common stock of a successor-in-interest to the Company) to the NYSE or the Nasdaq Stock Market (“Standstill Period”), JR has agreed to the following corporate governance provisions, among others:

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

On May 14, 2021, the Company announced it had entered into a definitive merger agreement (the “Merger Agreement”) with JR.

Pursuant to the Merger Agreement, JR and the Company have incorporated a new company (“NewCo”) that will acquire all of the outstanding securities of JR and of the Company in exchange for securities of NewCo (the “Merger”). Shareholders of JR will receive a number of NewCo shares of common stock equal to their percentage shareholding in JR multiplied by the 35,641,667 Dakota Territory shares that JR owns. Shareholders of the Company other than JR will receive one share of common stock of NewCo for each share of common stock of the Company.

In addition, at the closing of the Merger, (i) each outstanding option to purchase Dakota Territory common stock, whether vested or unvested, will be assumed and converted into an option with respect to a number of shares of NewCo common stock in the manner set forth in the Merger Agreement, (ii) each outstanding warrant to purchase JR common stock, whether or not exercisable, will be assumed and converted into a warrant with respect to a number of shares of NewCo common stock in the manner set forth in the Merger Agreement, (iii) any outstanding awards of restricted stock units with respect to shares of Dakota Territory common stock will be assumed and converted into the right to receive an award of restricted stock units representing a right to receive a number of shares of NewCo common stock in the manner set forth in the Merger Agreement and (iv) NewCo will change its name to “Dakota Gold Corp.”

The completion of the Merger is subject to customary closing conditions for a transaction of this nature, including securities law compliance, the approval of JR shareholders and the approval of Dakota Territory shareholders. In addition, in connection with the Merger, the Company and JR intend to cause NewCo to prepare and file a registration statement on Form S-4 with the U.S. Securities and Exchange Commission (“SEC”).

In June 2020, the Company secured the services of New-Sense Geophysics Ltd. (“New-Sense”) to undertake a high-resolution helicopter-borne district scale magnetic and radiometric survey of the Northern Black Hills of South Dakota. Robert B. Ellis (EGC Inc.) has been engaged to process and model the data, and to work with the Dakota Territory’s technical team to integrate the high resolution geophysics with the Company’s geology and geochemistry data sets. The results of this survey have been utilized as a basis for acquisition of new properties, as well as for program planning on the existing properties. In addition, Dakota engaged Magee Geophysical Services LLC in April 2021 to conduct a broad ground-based gravity survey comprised of approximately 1,500 stations located across the Northern Black Hills. The survey has commenced and should be completed mid-summer.

In October 2020, we closed the purchase of the Maitland Gold Property in the Black Hills of South Dakota from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation (“Barrick”), for consideration of $3.5 million cash and the issuance of 750,000 shares of Dakota Territory’s common stock. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. The 2,112 mineral-acre Maitland acquisition secures an important component of the Company’s strategy for the structural corridor that extends from the Homestake Gold Mine to the Company’s Blind Gold Property at the northern end of the Black Hills District.

In January 2021, the Company purchased an office building located at 141 Glendale Dr., Lead, South Dakota 57754 to serve as the Company’s new corporate headquarters. The cash purchase price of the building, furniture, fixtures and other property was approximately $755,000. The building, built in the 1890’s as a railroad roundhouse, was completely renovated between 2000 and 2010 and is approximately 13,500 square feet with mixed use office and retail.

Corporate History

The Company has been in the exploration stage since its formation and has not realized any revenues from operations. For a full discussion of the general development of the Company’s business, see the Company’s annual report on Form 10-K for the year ended March 31, 2020 at https://www.sec.gov/Archives/edgar/data/1182737/000107878220000497/f10k033120_10k.htm. The Company’s gold initiatives in the year ended March 31, 2021 included:

•The May 2020 acquisition of 67 unpatented lode mining claims covering approximately 1,045 acres located on the western margin of the structural corridor that extends north of the Homestake Gold Mine. The West Corridor property is located just south of the mineral property Dakota Territory acquired from Deadbroke Mining Company in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold). We believe that the Property is a target for both Homestake Iron Formation hosted gold mineralization and tertiary-aged replacement gold and silver mineralization hosted in the younger sedimentary and igneous rocks.

•The July 2020 staking of 166 unpatented lode mining claims covering approximately 3,152 acres located immediately north and adjacent to the Company’s City Creek Property. Through this staking, the City Creek project area was expanded from approximately 1,167 acres to 4,319 acres. The City Creek Property is comprised of a combination of patented and unpatented mining claims covering the continuous extension of the iron-formation gold host northeast of the Homestake Mine. The City Creek geology is dominated by the Homestake, Ellison and Poorman stratigraphic sequence that has been delineated by more than 40,000 ft of core drilling across the property. The historic drilling also documents the occurrence of gold mineralization in the classic quartz vein, chlorite-arsenopyrite style of the Homestake Mine.

•The September 15, 2020 acquisition of 50 unpatented lode mining claims covering approximately 840 acres at the historic Ragged Top Gold Camp of the Black Hills of South Dakota. Tertiary-aged gold mineralization in the Ragged Top area is hosted primarily in the Paha Sapa Limestone formation and has been mined from both vertical fissures called “Verticals” and from collapsed breccias. The Ragged Top acquisition is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold). Dakota Territory believes the Property to be prospective for additional tertiary-aged limestone hosted gold mineralization and for tertiary-aged gold and silver replacement mineralization in the preferred Deadwood formation host that lies under the cover of the limestone that dominates the surface exposure.

•The October 26, 2020 purchase of the Maitland Gold Property from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation (“Barrick”). At closing, the Company paid Barrick $3.5 million cash and issued 750,000 shares of its common stock valued at $1.76 per share, for total consideration of $4.82 million. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. The 2,112 mineral-acre Maitland acquisition is an important component of Dakota Territory’s exploration and development strategy for the structural corridor that extends from the Homestake Gold Mine to the Company’s Blind Gold Property at the northern end of the District.

•The November 25, 2020 acquisition of 64 unpatented lode mining claims covering approximately 1,092 acres located south and to the west of the former Homestake Gold Mine at Lead, South Dakota. The Poorman Anticline geological structure is the southwestern-most known extension of the Homestake iron-formation host in the district. Gold mineralization was discovered underground on the 2600 and 4100 foot levels in the far western extents of the Homestake Mine in the 1950's and 60’s with little historic follow-up exploration in the Poorman Anticline closer to surface. Dakota Territory’s targeting in the Poorman Anticline is based on the presence of the Homestake iron-formation host and projected intersections with important shear fabric that is known to have conducted fluids necessary to the deposition of gold mineralization in the northern extents of the structural corridor.

•The January 26, 2021 acquisition of 143 unpatented lode mining claims covering approximately 2,468 acres. The acquisition was based on continuing analysis of the Company’s historic data sets coupled with new insights derived from the Company’s district-scale airborne geophysical survey flown during the summer of 2020. The acquisition increased the acreage covered by three of the Company’s existing project areas. At the west side of the Homestake District, the Tinton property was extended to the north and northwest adding approximately 1,966 acres to the original claim block. In the central region of the District, the West Corridor property was extended west to Cleopatra Creek covering approximately 242 additional acres between Richmond Hill and Wharf gold mines, and the Blind Gold Property was expanded west adding approximately 260 acres immediately north of the Richmond Hill Mine.

•The March 8, 2021 acquisition of 39 unpatented lode mining claims covering approximately 806.5 acres at the eastern boundary of the Company’s Tinton Property. Tinton was the site of placer mining activity between 1876 and 1900, the lode source for which has not been discovered. Our original Tinton claim block was located based on historic research and exploration conducted by members of our technical team while at Homestake Mining Company in the 1980’s and 1990’s, which suggested a Pre-Cambrian lode source at depth. The latest property acquisition is focussed on additional younger Tertiary-aged gold mineralization in the younger sedimentary and igneous rocks covering the property.

•The March 9, 2021 acquisition by option of 25 patented mining claims covering approximately 307 acres at the eastern boundary of the northern segment of the Company’s Ragged Top Property. Two additional unpatented lode claims covering approximately 29 acres were also acquired by staking and added at the north end of the property on/around the same date. The Ragged Top Property has been subject to historic mining operations producing Tertiary-aged gold and silver mineralization primarily from vertical fissures and collapsed breccias within the Paha Sapa limestone unit. The Ragged Top property is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold).

•The May 21, 2021 purchase of surface and mineral title to approximately 213 acres located contiguous to the northwest boundary of the Company’s West Corridor Property. The property is located just south of the mineral property the Company acquired from Deadbroke Mining Company in the Maitland Area in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold). The purchased property is subject to a 2% NSR Royalty held by Homestake Mining Company of California and a buyback right for 51% interest in the property subject to, among other provisions, the establishment of a 1,000,000-ounce reserve and/or inferred resource from one or more deposits located within a one-kilometer area of influence surrounding the property.

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

At the state level, water quality is regulated by the Department of Agriculture and Natural Resources of the State of South Dakota. If our exploration or any future development activities might affect a ground water aquifer, it will have to apply for a Ground Water Discharge Permit from the Ground Water Quality Bureau in compliance with the Groundwater Regulations. If exploration affects surface water, then compliance with the Surface Water Regulations is required.

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

In the fiscal year ended March 31, 2021, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities, although costs may increase in future periods.

Employees

As of March 31, 2021 we have no employees. Our management conducts our operations. Given the early stage of our exploration properties, we outsource certain of our personnel requirements by retaining consultants on an as needed basis.

Insurance

Where prudent and available at reasonable premiums, we maintain insurance sufficient to cover losses or risks incurred in the ordinary course of our current business.

Research and Development

The Company has spent only nominal amounts during each of the last two fiscal years on research and development activities.

Office Facilities

Our principal executive offices are located at 141 Glendale Dr., Lead, South Dakota 57754. Our telephone number is (605) 717-2540.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include projections or estimates made by the Company in connection with its business operations. These forward-looking statements, and any assumptions upon which they are based, reflect our current judgment regarding the direction of our business. Actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.

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

Risks Related to the Proposed Merger

The Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all.

Completion of the Merger is subject to certain closing conditions that make the completion and timing of the transactions related thereto uncertain. The conditions include, among others, obtaining the requisite approvals by the stockholders of the Company and JR, respectively, for the consummation of the Merger, the absence of any governmental order preventing the consummation of the Merger and the effectiveness of the registration statement that will be filed in connection with the Merger.

Although the Company and JR have agreed in the Merger Agreement to use commercially reasonable efforts to obtain the requisite approvals and consents, there can be no assurance that these approvals will be obtained, and these approvals may be obtained later than anticipated. If permitted under applicable law, either the Company or JR may waive a condition for its own respective benefit and consummate the transactions even though one or more of these conditions has not been satisfied. Any determination whether to waive any condition will be made by the Company or JR at the time of such waiver based on the facts and circumstances as they exist at that time.

Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business and financial condition.

The Merger Agreement provides that either we or JR may terminate the Merger Agreement if the transactions contemplated thereby are not completed on or before December 31, 2021.

If such transactions are not completed on a timely basis, our ongoing business may be adversely affected. If the transactions are not completed at all, we will be subject to a number of risks, including the following:

•being required to pay costs and expenses relating to the transactions, such as legal, accounting, financial advisory and printing fees; and

•time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities.

If the transactions contemplated by the Merger Agreement are not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed and that the related benefits will be realized, or a market perception that the Merger was not completed due to an adverse change in our business.

We will incur significant transaction and merger-related integration costs in connection with the Merger.

We expect to pay significant transaction costs in connection with the Merger. These transaction costs include, but are not limited to, investment banking, legal and accounting fees and expenses, SEC filing fees, printing expenses, mailing expenses and other related charges. A significant portion of the transaction costs will be incurred regardless of whether the Merger is consummated. These costs could be significant and could have an adverse effect on our or NewCo’s future operating results.

While the Merger is pending, we will be subject to business uncertainties, as well as contractual restrictions under the Merger Agreement that could have an adverse effect on our businesses.

Uncertainty about the effect of the Merger on our employees and our business relationships may have an adverse effect on our business and, consequently, on NewCo following the consummation of the Merger. These uncertainties could impair our ability to retain and motivate key personnel until and after the consummation of the Merger and could cause third parties who deal with us to seek to change existing business relationships. If key employees depart or if third parties seek to change business relationships with us, the surviving entity’s business following the consummation of the Merger could be adversely affected. In addition, the Merger Agreement restricts us, without JR’s consent and subject to certain exceptions, from making certain future acquisitions, partnerships and taking other specified actions until the transactions are completed or the Merger Agreement terminates. The Merger Agreement also obligates us to generally operate our business in the ordinary course, consistent with past practice until the consummation of the transactions or the termination of the Merger Agreement. These restrictions may prevent us from pursuing otherwise attractive business opportunities that may arise prior to completion of the transactions or termination of the Merger Agreement.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the transactions contemplated thereby.

Under the Merger Agreement, we are restricted from soliciting, initiating, knowingly encouraging or facilitating, or furnishing or disclosing non-public information with regard to, any inquiry, proposal or offer for an alternative business combination transaction from any person. These provisions could prevent or discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing an alternative business combination transaction with us, even if such third party were prepared to pay consideration with a higher value than the value of the consideration offered in the Merger Agreement. These provisions would further prevent us from engaging in any discussions or agreements with any such third party.

Some of our directors and executive officers may have interests in the transactions that are different from the interests of our stockholders generally.

Some of our directors and executive officers may have interests in the transactions that are different from, or are in addition to, the interests of our stockholders. These interests include Jonathan Awde’s designation as a director and officer of JR and financial interest as a stockholder of JR and Robert Quartermain’s financial interest as a stockholder of JR.

Future litigation challenging the Merger could prevent the Merger from occurring or adversely affect our business, financial condition or results of operations.

In connection with the announcement of the Merger Agreement, as is common in the context of mergers and acquisitions of publicly-traded companies, the Company (along with our directors and officers) may attract lawsuits seeking to enjoin us from proceeding with or consummating the Merger, or seeking to have the Merger rescinded after its consummation. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our business, financial position and results of operation.

No lawsuits challenging the Merger have been filed as of June 25, 2021.

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

•labor disputes; and

•a decline in the price of gold.

We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we will incur a write-down on our investment in such property interests. All of these factors may result in losses in relation to amounts spent which are not recoverable. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

We have had historically negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of approximately $3,165,000 for the year ended March 31, 2021, and cumulative losses of approximately $8,543,000 as of March 31, 2021. We have approximately $10,398 of cash as of March 31, 2021. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our operations is anticipated to involve consideration and evaluation of several significant factors that could adversely affect our ability to meet our business plans including, but not limited to:

•Costs to bringing the property into production, including, but not limited to exploration work, preparation of production feasibility studies, and allowance for production facilities;

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

From inception through March 31, 2021, we have incurred aggregate losses of approximately $8,543,000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as general economic conditions, market price of minerals and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production (if such event occurs).

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

Our success depends to a certain degree upon certain key members of our management, including specifically our chief operating officer. These individuals are a significant factor in our company's growth and success. We do not have key employee insurance in place in respect of any of our senior officers or personnel and we do not anticipate obtaining such insurance in the near future. The loss of the service of members of our management and certain key contractors could have a material adverse effect on our company.

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

Our potential revenue and profitability based upon our exploitation and development of the Blind Gold, City Creek, Tinton, West Corridor, Ragged Top, Maitland and Homestake Paleoplacer Properties may be contingent upon our gaining additional access to the properties through ingress and egress routes that are owned by private landowners. We may require agreements with those landowners to facilitate ingress and egress to our properties. If we fail to enter into such agreements on favourable terms, we may have difficulty conducting exploration, development and mining operations, which may result in our inability to implement our business plans.

Pandemics, including the recent outbreak of COVID-19, could cause delays in our exploration and development activities and could negatively impact the availability and cost of future borrowings.

In March 2020, the World Health Organization designated COVID-19 as a global pandemic. Federal, state and local governments have mandated orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, restrictions on travel, and work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has resulted in significant volatility in the financial markets. The restrictions put in place by federal, state and local governments could delay our exploration and any development plans related to our properties. Furthermore, the impact of the pandemic on the global economy could also negatively impact the availability and cost of future borrowings should the need arise.

The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our systems, data and business and our relationships with third parties.

In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our and our third-party service providers’ systems, data, and business, and the confidentiality, availability and integrity of our and our employees’ data. While we attempt to mitigate these risks, we remain vulnerable to cyber-attacks and other security incidents. Given the increasing sophistication and complexity of cyber-attacks, a cyber-attack could occur and persist for an extended period without detection. Any investigation of a cyber-attack or other security incident would be inherently unpredictable and it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber-attack or other security incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber-attacks and other security incidents. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our results of operations and financial condition.

Despite our and our third-party service providers’ efforts to protect our data and information, we and our service providers have been and may in the future be vulnerable to security breaches, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems and operational disruptions. In addition, a cyber-attack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with partners and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory action, fines and penalties.

Risks Associated with Our Common Stock

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our articles of incorporation authorize the issuance of 85,000,000 shares, consisting of 75,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 25, 2021, we have 57,915,020 shares of common stock issued and outstanding. The issuance of any additional shares to raise financing may be dilutive, depending on the price at which such securities are sold. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other shareholders.

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

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

We do not have plans to pay any cash dividends in the future.

In November 2020, the Company declared a special cash dividend of $0.22 per common share, totaling approximately $4,357,246, payable January 4, 2021 to holders of record on December 22, 2020 of 19,805,664 shares of common stock. Before this special dividend, we had not paid any cash dividends on our equity security. We are not prohibited from paying any dividends pursuant to any agreement or contract. We do not have plans to pay any cash dividends in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have not established that any of our properties, mineral interests or rights contain proven or probably reserves, as defined under SEC Industry Guide 7. Exploration by us on our properties has been limited to field sampling programs, field mapping programs, geophysical surveys and a campaign to acquire historic data sets that were known to exist for our property and the balance of the Homestake District. Much of the important historic data has been digitized and assembled to our new database in electronic form. In the case of historic geophysical data, the data has been digitized and reprocessed.

Exploration plans and budgets have been prepared for each of the Maitland, West Corridor, Ragged Top, Homestake Paleoplacer, City Creek, Tinton, Poorman Anticline and the Blind Gold Properties. The Homestake Paleoplacer Property has been permitted with SDDENR and we believe to be ready to drill upon on deposit of the $25,000 reclamation bond. Current exploration plans may be modified pending the ongoing modeling and interpretation of the Company’s airborne magnetic and radiometric survey data acquired in 2020. Dakota Territory’s technical team is currently reconciling our high-resolution geophysics with the Company’s extensive geology and geochemistry data sets to improve our ability to map and project lithology and structure in areas where we have less historic data.

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

The Black Hills has well developed power infrastructure. All of our properties have power on the property now, or nearby access to the property with the potential to be upgraded for production if exploration proves successful. The Company believes access to water will not be a significant issue for any development purpose at any property.

Gold Properties - Black Hills General

Dakota Territory maintains 100% ownership of eight mineral properties in the district comprised of 976 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 19,604 acres located in the Black Hills of South Dakota, including the Blind Gold, City Creek, Tinton, West Corridor, Ragged Top, Poorman Anticline and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District.

The Homestake District is a favorable geologic gold setting with three unique gold deposit types that we believe have yielded approximately 44.6 million ounces of gold production over the past 140 years, including Proterozoic-age Homestake iron-formation hosted gold deposits, Tertiary-age replacement gold deposits and Eo-Cambrian Homestake Paleoplacer gold deposits.

Dakota Territory has based the acquisition of its Black Hills property position on more than 44 years of combined mining and exploration experience in the Homestake District and the knowledge gained from previous exploration and mining efforts. We believe that our properties hold exploration targets for all three gold deposit types known to exist in the district.

The Black Hills is a low-cost jurisdiction with well - developed infrastructure and an existing experienced mining and exploration workforce. South Dakota's regulatory authorities have historically demonstrated a willingness to work with responsible operators to permit well-planned compliant projects and South Dakota’s exploration and mining regulations are reasonable and comparable to other mining jurisdictions within the United States.

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

Blind Gold Property

The Blind Gold Property consists of 191 unpatented lode-mining claims and combination of surface and mineral title to property located near the Historic Maitland Gold Mine. In total, the Blind Gold Property covers approximately 3,387 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Ranges 2 and 3 E and cover portions of Sections 1, 2, 11, 12 13 and 14 in Range 2E and Sections 5,6,7,8 and 18 in Range 3E.

The Company acquired 84 of the claims through the acquisition of North Homestake Mining Company in September 2012. In December 2012, the Company's Blind Gold Property position was increased through the acquisition of 23 additional claims from Black Hills Gold Exploration LLC. In April 2017, the Company completed the acquisition of an additional 82 acres of mineral property through an exploration and mining lease and option to purchase property agreement with Trucano Novelty Inc., of South Dakota. The Company added 63 contiguous claims on its west and south western property boundary in February 2020 and in December 2020, 21 additional claims were at the western boundary of the property. The Company owns a 100% interest in the 191 claims that comprise the main block of the Blind Gold Property with no known encumbrance. There are no known private surface rights owners within the bounds of the main block of the Blind Gold Property with all surface rights under the control of the US Forest Service. Annual claim maintenance fees are $165 per claim, or a total of $31,515 for the claims that comprise the main block of the Blind Gold Property. Annual claim maintenance fees are due before September 1st of each year. An additional 82 acres are located approximately one-half mile south of the main block of the Blind Gold Property and adjacent to the Historic Maitland Gold Mine.

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

City Creek Property

The City Creek Property consists of a group of 228 unpatented lode-mining claims and Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba patented lode claims, M.S. 1644, covering a total of approximately 4,328 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 3 E and cover portions of Sections 2,3,4 9, 10, 11, 14 15, 16, 21 and 22.

The Company acquired the original block of 20 City Creek claims from Black Hills Gold Exploration LLC in December 2012. The patented lode claims Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba that comprise M.S. 1644 were acquired from Trucano Novelty Inc. in April 2017 and an addition 42 unpatented lode mining claims were acquired by staking in November 2018. In July 2020, the Company recorded an additional 166 claims at the northern and eastern boundary of the City Creek block. The Company owns a 100% interest in the property with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the property with all surface rights on the unpatented portion of the property under the control of the US Forest Service. Annual claim maintenance fees are $165 per claim, or a total of $37,620 for the 228 claims that comprise the City Creek Property. Annual claim maintenance fees are due before September 1st of each year.

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

Access to southwest end of the property is gained by traveling 0.6 miles west-northwest from the City of Deadwood along the Mount Roosevelt Road (Forest Service 133). Alternately, the area can be accessed by traveling approximately 2.8 miles west on the Mount Roosevelt Road (Forest Service 133) from US Highway 85 in the City of Deadwood. This highway also skirts along the eastern edge of the latest property acquisition.

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

Tinton Property

The Tinton Property consists of a group of 343 unpatented lode-mining claims covering approximately 5,858 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 1 E and cover portions of Sections 13, 14, 15, 16, 17, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36 and Township 4N, Range 1 E covering portions of Sections 3, 4, and 5.

The Company acquired the original block of 106 claims at Tinton in September 2019. Between October 2020 and March 2021, an additional 237 unpatented claims were staked to surround the original claim block with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the claims with all surface rights on the unpatented portion of the property under the control of the US Forest Service. Annual claim maintenance fees are $165 per claim, or a total of $56,595 for the 343 claims that comprise the Tinton Property. Annual claim maintenance fees are due before September 1st of each year.

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

In the mid 1990’s, Homestake Mining Company undertook an exploration program at Tinton that was based on the deposition models for the paleoplacer and modern placers associated with the Homestake Lode. Preliminary groundwork at that time indicated that the most likely source of the gold originated from an area east of the placer workings, over which a district wide ground gravity survey was conducted in an effort to locate iron-formation host rocks under the younger limestone beds that dominate the surface in the Tinton area. Based on the results of the geophysical survey, two deep core holes were subsequently drilled with intercepted rocks interpreted to be comparable with the suite of rocks at the site of the Homestake Mine. Dakota Territory intends to resume the exploration begun by Homestake by building off the substantial work already invested in narrowing the search area.

West Corridor Property

The West Corridor Property consists of 84 unpatented lode-mining claims and surface and mineral title to an additional 213 acres of patented land bring the total area covered to approximately 1,500 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range 2 E and cover portions of Sections 13, 24, 25. 26, 27, and 35 and Township 5N, Range 3 E and cover portions of Sections 19 and 30.

The Company staked the unpatented claims of West Corridor as two groups between February and December 2019. There is no known encumbrance of any kind. Also, there are no known private surface rights owners within the bounds of the claims with all surface rights on the unpatented portion of the property under the control of the US Forest Service or the Bureau of Land Management. Annual claim maintenance fees are $165 per claim, or a total of $13,860 for the 84 claims that comprise the West Corridor Property. Annual claim maintenance fees are due before September 1st of each year.

Notice must be filed with and approved by the BLM, the USFS, and the SDDENR prior to undertaking any exploration activities. The notice describes the proposed exploration activities and any remedial reclamation deemed necessary. The various government agencies review the application to ensure there will be no deleterious impacts as a result of activity on the claims prior to granting any approvals for the proposed work. The 213 acres of patented land purchased in May of 2021 from Terrence Tyler are subject to a 2% NSR Royalty held by Homestake Mining Company of California and a buyback right for 51% interest in the property subject to, among other provisions, the establishment of a 1,000,000-ounce reserve and/or inferred resource from one or more deposits located within a one-kilometer area of influence surrounding the property.

The West Corridor property is located just south of the mineral property Dakota Territory acquired from Deadbroke Mining Company in the Maitland Area in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold). Access to the property is gained by traveling 1 mile southwest of Lead SD on Highway 85/14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing west approximately 1.2 miles before turning and traveling 1 mile north on the Richmond Hill Road.

The property is located on the western margin of the structural corridor that extends north of the Homestake Gold Mine. The property is a target for both Homestake Iron Formation hosted gold mineralization under the cover of younger sedimentary and igneous rocks that also host tertiary-aged replacement gold and silver mineralization in the area.

Ragged Top Property

The Ragged Top Property consists of 52 unpatented lode-mining claims plus a combination of surface and mineral title to an additional 25 patented mining claims covering approximately 307 acres that were secured through an option agreement dated March 9, 2021 with Donald Valentine of Steamboat Springs Colorado. In total, the property covers approximately 1,172 acres in the western portion of Lawrence County, South Dakota, USA that lie within the Black Hills Meridian, Township 5N, Range 2 E and cover portions of Sections 19, 20, 22, 28, 29, 30, 32, and 33.

The Company staked the unpatented portion of the property in three groups of claims between June and December 2020. There are no known encumbrances of any kind and there are no other known private surface rights owners within the bounds of the unpatented claims with all surface rights on that portion of the property under the control of the US Forest Service. Annual claim maintenance fees are $165 per claim, or a total of $8,580 for the 52 claims that are unpatented. Annual claim maintenance fees are due before September 1st of each year.

Notice must be filed with and approved by the BLM, the USFS, and the SDDENR prior to undertaking any exploration activities. The notice describes the proposed exploration activities and any remedial reclamation deemed necessary. The various government agencies review the application to ensure there will be no deleterious impacts as a result of activity on the claims prior to granting any approvals for the proposed work. Access to the property is gained by traveling 1 mile southwest of Lead SD on Highway 85/14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing generally northwest approximately 4.2 miles to the site of historic Preston gold camp.

Tertiary-aged gold mineralization in the Ragged Top area is hosted primarily in the Paha Sapa Limestone formation and has been mined from both vertical fissures called “Verticals” and from collapsed breccias. Dakota’s Ragged Top property acquisition is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold). Dakota Territory believes that the Property is an excellent prospect for additional tertiary-aged limestone hosted gold mineralization and for tertiary-aged gold and silver replacement mineralization in the preferred Deadwood formation host that lies under the cover of the limestone that dominates the surface exposure.

Poorman Anticline Property

The Poorman Anticline Property consists of 64 contiguous unpatented lode-mining claims, covering a total of approximately 1,091 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 4N, Range 3 E and cover portions of Sections 5, 7, 8, 9, 16, and 17.

The Company staked the two groups of claims between February and December 2019. There is no known encumbrance of any kind. Also, there are no known private surface rights owners within the bounds of the claims with all surface rights on the unpatented portion of the property under the control of the US Forest Service or the Bureau of Land Management. Annual claim maintenance fees are $165 per claim, or a total of $10,560 for the 64 claims that comprise the Poorman Anticline Property. Annual claim maintenance fees are due before September 1st of each year.

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

Access to the northern end of the property is gained by traveling southwest from the City of Lead on Highway 85/14A and turning onto the Kirk Road and traveling approximately 1.5 miles east. Alternately, the area can be accessed by traveling approximately 3.6 miles southwest of Lead on Highway 85/14A, turning on to County 205 south for 0.5 miles to Brownsville Road and traveling 0.8 miles east and turning north and traveling approximately 2.3 miles on the Englewood Road.

The Poorman Anticline is the southwestern-most extension of the Homestake iron-formation host in the district. Gold mineralization was discovered underground on the 2600 and 4100 foot levels in the far western extents of the Homestake Mine in the 1950's and 60’s with little known historic follow-up exploration in the Poorman Anticline closer to surface. Dakota Territory’s targeting in the Poorman Anticline is based on the presence of the Homestake iron-formation host and projected intersections with important shear fabric that is known to have conducted fluids necessary to the deposition of gold mineralization in the northern extents of the structural corridor.

Maitland Property

The 2,112 mineral-acre Maitland Gold Property purchase was completed October 26, 2020. The property was purchased from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation (“Barrick”). Pursuant to the terms of the definitive agreement, the Company paid consideration to Barrick comprised of $3.5 million cash and the issuance of 750,000 shares of Dakota Territory’s common stock. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property.

The Maitland Property is an important component of the Company’s exploration strategy for the structural corridor that extends from the Homestake Gold Mine at the southern end to the Company’s Blind Gold Property at the northern end of the District. The purchase of Maitland Gold Property extended the down-plunge component of the Blind Gold Property target to the south and the property contains Homestake Mining Company's North Drift gold discovery of the late 1980’s at the southern end of the property. In addition to Pre-Cambrian aged gold mineralization hosted within the Homestake iron formation, the property area holds several historic tertiary-replacement mines hosted in the younger sedimentary and intrusive rocks in the area.

Access to the Maitland Gold Property is gained by traveling 2 miles north of Lead on Highway 85/14A to Central City/Blacktail and then turning and traveling northwest approximately 1.7 miles on the Maitland Road. The property is proximal to the Company’s Homestake Paleoplacer Property and is contiguous to the Blind Gold and West Corridor Properties, as well as property the Company purchased from Deadbroke Mining Company near the historic Maitland Mine.

Item 3. Legal Proceedings.

No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2021, our exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTC:QB operated by OTC Markets Group Inc. under the symbol “DTRC.” The market for our common stock on the OTC:QB is limited, sporadic and highly volatile.

As of March 31, 2021, there were approximately 75 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

In November 2020, the Company declared a special cash dividend of $0.22 per common share, totaling approximately $4,357,246, payable January 4, 2021 to holders of record of 19,805,664 shares of common stock. Before this special dividend, we had not paid any cash dividends on our equity securities. We are currently prohibited from paying any dividends pursuant to the Merger Agreement, subject to certain exceptions.

Repurchase of Securities

During the fiscal year ended March 31, 2021, we did not affect any repurchase of securities.

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

On May 13, 2021, the Board of Directors of the Company approved a reverse stock split of the Company’s common stock at a ratio of 1-for-4. All share numbers and common stock prices presented give effect to the reverse split.

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

The Black Hills of South Dakota has yielded approximately 44.6 million ounces of gold production from the 100 square mile area known as the Homestake District. Despite the gold endowment of the area, we believe the District is generally underexplored and lacks a concerted effort to search for gold under the cover of younger sedimentary and igneous rocks that dominate the surface. The Black Hills of South Dakota is a safe low-cost jurisdiction with well-developed mining infrastructure and is a jurisdiction in which regulatory authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Since 2012, we have consistently pursued a strategy of expanding our portfolio of brownfields exploration properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating the remaining mineral potential. Our property acquisitions have been based on our past exploration experiences, the extensive data sets we have assembled over the past 8 years, and new research the Company has conducted on the gold system that created the District. The Company currently holds eight brownfield project areas in the district comprised of 976 unpatented claims and a combination of surface and mineral leases covering a total of approximately 19,604 acres. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

Planned Activities

Our planned activities during fiscal 2022 are focussed on advancing our Maitland, Blind Gold, City Creek and Tinton gold exploration properties and to continue to build on our overall property position in the Homestake District of the Black Hills of South Dakota.

We continue to model data acquired by our broad high definition airborne geophysical survey to enhance our current drill targets, as well as to screen other areas of interest within the district. We have budgeted for several field sampling /mapping programs and to continue to locate and add historic information to our extensive data sets. We have planned to complete site preparations, and to conduct our first drill program on the deep Maitland iron-formation target and other tertiary-replacement targets in the Maitland area. Additionally, our budget provides for the commencement of necessary permit work for the Blind Gold, Tinton and City Creek Properties and provides for our general operating expenses and the maintenance of the Company’s Mining Claims and leases.

Table: Fiscal Year 2022 Proposed
Exploration Expenditures (millions)
General & administrative	$3.4
Drilling, Field programs/Met Testing/Data Compilation	$6.2
Property Acquisition	$3.8
TOTAL	$13.4

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

As of March 31, 2021, we had working capital of approximately $9,397,000 and our accumulated deficit as of March 31, 2021 was approximately $8,543,000. We had a net loss for the year ended March 31, 2021 of approximately $3,165,000. In October 2020, JR purchased 17,416,667 shares of Company common stock for aggregate consideration of $10,450,000, $9,000,000 in cash and $1,450,000 upon conversion of the principal amount of the May 2020 promissory note. In March 2021, JR purchased 18,225,000 shares of Company common stock for aggregate consideration of $10,935,000, $10,635,000 in cash and $300,000 upon conversion of the principal amount of a promissory note issued in January 2021.

During our fiscal year ending March 31, 2022, we plan to spend approximately $13.4 million. The timing of these expenditures is dependent upon a number of factors, including the availability of contractors.

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

Results of Operations

Fiscal years ended March 31, 2021 and 2020

Revenue

We had no operating revenues during the fiscal years ended March 31, 2021 and 2020. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $8,543,000 as of March 31, 2021.

Exploration Costs

During the years ended March 31, 2021 and 2020, our exploration costs totaling approximately $674,000 and $100,000, respectively. Included in these costs were for payments of annual claim maintenance fees related to our mineral properties. The increase year over year related to the company having additional funds as a result of the Purchase Agreement, which funded the airborne geophysical survey and review and compilation of historical geological data.

General and Administrative

Our general and administrative expenses for the year ended March 31, 2021 and March 31, 2020 were approximately $1,161,000 and $1,001,000, respectively. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the fiscal years ended March 31, 2021 and 2020 totaling approximately $1,835,000 and $1,101,000, respectively. We had a net loss for the fiscal year ended March 31, 2021 and 2020 of approximately $3,165,000 and $1,114,000, respectively. We incurred interest expense from notes payable for the fiscal years ended March 31, 2021 and 2020, respectively, in the amounts of approximately $1,338,000 and $13,000. During the year ended March 31, 2021, and in connection with the Agreement with JR Resources, we allocated $1,305,000 of the proceeds received from a $1,450,000 promissory note to a detachable option agreement providing JR Resources the right to acquire a total of 35,641,667 shares of our common stock. The amount allocated to the option agreement was recognized in equity and as a discount on the promissory note. Such discount was to be recognized as additional interest expense over the life of the note using the effective interest method. On October 15, 2020, and as a part of the first closing of our agreement with JR Resources, the promissory note to JR Resources was converted into 2,416,6667 shares of the Company’s common stock resulting in the full $1,305,000 discount being recognized as interest expense during the year ended March 31, 2021. In addition, approximately $16,000 of a discount recognized on related party notes was recognized as additional interest expense in the year ended March 31, 2021. Our money market account generated approximately $7,200 of interest income during the year ended March 31, 2021.

Off-Balance Sheet Arrangements

For the fiscal years ended March 31, 2021 and 2020, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 4 of the financial statements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements for the fiscal year ended March 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dakota Territory Resource Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dakota Territory Resource Corp. (the “Company”) as of March 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues since inception and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) represented especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/S/ HAM, LANGSTON & BREZINA, L.L.P.

We have served as the Company’s auditor since 2020.

Houston, Texas

June 25, 2021

DAKOTA TERRITORY RESOURCE CORP.

BALANCE SHEETS

	March 31, 2021	March 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,392,940	$146,425
Prepaid expenses and other current assets	75,608	7,649
Total current assets	10,468,548	154,074

Mineral properties, net	5,337,072	216,104
Property and equipment, net	870,744	-

TOTAL ASSETS	$16,676,364	$370,178

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$162,024	$501,818
Accounts payable – related party	3,000	1,790,829
Line of credit	-	30,082
Notes payable	-	300,000
Current portion of notes payable – related party	906,768	325,645
Total current liabilities	1,071,792	2,948,374

Notes payable – related party, net of current portion and discount	473,325	-

Total liabilities	1,545,117	2,948,374

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and March 31, 2020, respectively	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 56,197,331 and 16,354,197 shares issued and outstanding as of March 31, 2021 and March 31, 2020, respectively	56,197	16,354
Additional paid-in capital	23,617,834	2,783,193
Accumulated deficit	(8,542,784)	(5,377,743)

Total shareholders’ equity (deficit)	15,131,247	(2,578,196)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,676,364	$370,178

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2021 and 2020

	2021	2020
OPERATING EXPENSES
Exploration costs	$673,545	$100,133
General and administrative expenses	1,160,979	1,001,339

Total operating expenses	1,834,524	1,101,472

LOSS FROM OPERATIONS	(1,834,524)	(1,101,472)

OTHER EXPENSE
Interest income	7,204	-
Interest expense	(1,337,721)	(12,801)
Total other expense	(1,330,517)	(12,801)

NET LOSS	$(3,165,041)	$(1,114,273)

Net loss per share: Basic and diluted net loss per share	$(0.12)	$(0.07)

Weighted average shares outstanding: Basic and diluted	25,904,749	16,054,675

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,165,041)	$(1,114,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	124,706	110,897
Common stock issued for services	-	85,000
Depreciation expense	17,554	-
Accretion of debt discount	1,331,121	-
Changes in current assets and liabilities:
Prepaid expenses and other assets	(67,959)	1,202
Accounts payable and accrued expenses	(257,626)	275,922
Accounts payable – related party	(422,000)	190,170
Net cash used in operating activities	(2,439,245)	(451,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(888,298)	-
Purchases of mineral properties	(3,800,968)	-
Net cash used in investing activities	(4,689,266)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividend	(4,357,246)	-
Proceeds from note payable	1,450,000	300,000
Proceeds from sale of common stock	19,635,000	100,000
Proceeds from exercise of common stock options and warrants	1,011,000	50,000
Repayment of note payable – related party	(333,646)	-
Repayment of line of credit, net	(30,082)	(5,083)
Net cash provided by financing activities	17,375,026	444,917

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,246,515	(6,165)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	146,425	152,590
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,392,940	$146,425

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$6,865	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment in mineral property	$1,320,000	$-
Common stock issued upon conversion of note payable	$1,750,000	$-
Related party accounts payable and accrued interest converted to related party note payable	$1,447,997	$-

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

STATEMENTS OF CHANGES SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2021 and 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance March 31, 2019	15,729,197	$15,729	$2,437,921	$(4,263,470)	$(1,809,820)

Common stock issued for cash	250,000	250	99,750	-	100,000
Common stock issued for services	250,000	250	84,750	-	85,000
Stock options issued for services	-	-	110,897	-	110,897
Exercise of stock options	125,000	125	49,875	0	50,000
Net loss	-	-	-	(1,114,273)	(1,114,273)

Balance March 31, 2020	16,354,197	16,354	2,783,193	(5,377,743)	(2,578,196)

Common stock issued for cash	32,725,000	32,725	19,602,275	-	19,635,000
Common stock issued upon exercise of options	2,950,000	2,950	1,008,050	-	1,011,000
Common stock issued for investment in mineral properties	750,000	750	1,319,250	-	1,320,000
Debt discount assigned to purchase option	-	-	1,305,000	-	1,305,000
Cashless exercise of stock options and warrants	501,467	501	(501)	-	-
Common stock issued upon conversion of debt	2,916,667	2,917	1,747,083	-	1,750,000
Stock-based compensation expense	-	-	124,706	-	124,706
Debt discount on notes payable – related party	-	-	86,024	-	86,024
Cash dividend	-	-	(4,357,246)	-	(4,357,246)
Net loss	-	-	-	(3,165,041)	(3,165,041)

Balance at March 31, 2021	56,197,331	$56,197	$23,617,834	$(8,542,784)	$15,131,247

The accompanying notes are an integral part of these financial statements.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2021 and 2020

Note 1 Organization and Nature of Business

Dakota Territory Resource Corp., (“the Company”) was incorporated in the State of Nevada on February 6, 2002, has been in the exploration stage since its formation, and has not realized any revenues to date from its properties. Our Company is engaged in the business of acquisition and exploration of mineral properties within the Homestake Gold District of the Black Hills of South Dakota. To date, while no development or mining activities have commenced, our strategy is to move projects from exploration to development and finally on to production as results of exploration may dictate. Dakota Territory’s management and technical teams have extensive mining and exploration experience in the Homestake District and we intend to leverage our experience together with our business presence in South Dakota to create value for our shareholders. The Company currently holds eight brownfield project areas in the district comprised of 976 unpatented claims and a combination of surface and mineral leases covering a total of approximately 19,604 acres. Our goal is to obtain sufficient capital to advance our current property portfolio, to fund acquisition of additional prospective mineral property, and for the general working capital needs of the Company.

In September 2012, the Company closed on the agreement with North Homestake Mining Company (“NHMC”) to exchange common stock to affect the acquisition of North Homestake’s gold exploration properties located in South Dakota. Since 2012, our Company has pursued a strategy of expanding our portfolio of brownfields exploration properties located exclusively within the Homestake District with the goal to build a dominant land position. Our property acquisitions have been based on our past exploration experiences, the extensive data sets we have assembled over the past 9 years, and new exploration and research the Company has conducted on the gold system that created the District. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

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

It is unknown how long the adverse conditions associated with the pandemic will last and what the complete financial effect will be to the Company. The Company continues to monitor the impact that the pandemic, including relief bills enacted in response thereto, may have on operations. Currently, the Company is unable to determine the impact that the pandemic will have on its financial condition, results of operations, or liquidity.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit from inception through March 31, 2021 of approximately $8,543,000 and has yet to achieve profitable operations, and projects further losses in the development of its business.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should we be unable to continue as a going concern. We anticipate that additional funding will be in the form of equity financing from the sale of common stock, and/or debt financing. However, there can be no assurance that the issuances of additional equity securities or debt financing can be obtained.

Based on these factors, there is substantial doubt as to the Company’s ability to continue as a going concern.

Reverse Stock Split

On May 13, 2021, the Board of Directors of the Company approved a reverse stock split of the Company’s common stock at a ratio of 1-for-4. All share numbers and common stock prices presented give effect to the reverse split.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2021 and 2020

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks. The Company is exposed to credit risk from its deposits of cash and cash equivalents in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on such deposits.

Property and Equipment

Property and equipment consist primarily of land, buildings, office furniture and equipment, and are recorded at cost. Expenditures related to acquiring or extending the useful life of property and equipment are capitalized. Expenditures for repair and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method over an estimated useful life of 3-39 years.

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

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2021 AND 2020

Note 2 Summary of Accounting Policies, continued

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

The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized tax benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the statements of operations.

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

The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The effect of the Company’s outstanding options and warrants were excluded for the years ended March 31, 2021 and 2020, because they were anti-dilutive.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2021 AND 2020

Note 2 Summary of Accounting Policies, continued

Stock-Based Compensation

The Company estimates the fair value of share-based compensation using the Black-Scholes valuation model, in accordance with the provisions of ASC 718, Compensation - Stock Compensation. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of our stock, the risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

Recent Accounting Pronouncements

Pronouncements between March 31, 2021 and the date of this filing are not expected to have a significant impact on our operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 3 Related Party Transactions

The Company engages in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle is the Company’s former President, Chief Executive Officer and is Chief Operating Officer of the Company. He is also a director and significant shareholder of the Company and the owner of Jerikodie, Inc. Under a February 2012 agreement, Jerikodie Inc. earns a fixed consulting fee of $9,000 per month, plus approved expenses. In October 2020, the Company paid Jerikodie, Inc, $200,000 of the approximate $729,500 owed to it for consulting fees and issued a note payable to Jerikodie for the remaining balance of approximately $529,500 bearing interest at 0.25% per year. On June 1, 2021 the Company and Jerikodie settled debt of $529,500 through the payment of $376,550 and the issuance of 45,563 shares of common stock. During the year ended March 31, 2021, the Company engaged a Company controlled by a family member of Mr. Aberle, for the purpose of providing general labor and incurred approximately $37,000 in costs.

As of March 31, 2020, the Company owed Mr. Aberle, individually, $20,500 in unsecured loans. These unsecured loans bear interest of 3% per year and are due on demand. In July 2020, Mr. Aberle was paid in full for these unsecured loans and related accrued interest of $770.

Mr. Richard Bachman is the Company’s former Chief Geological Officer (“CGO”). He is also a director and significant shareholder of the Company and the owner of Minera Teles Pires Inc. (“Minera Teles”). Under an October 2005 agreement that expired in March 2020, Minera Teles earned a $10,000 monthly consulting fee and received $1,500 per month for office rent and expenses. The consulting fee was divided between a $5,000 per month cash payment and a $5,000 per month deferred amount. The Company also owed Mr. Bachman, individually, $305,145 in unsecured loans. These unsecured loans bear interest at rates ranging from 3% to 4% per year and are due on demand. In June 2020, the Company repaid $40,145 of unsecured loans, plus accrued interest totaling $6,095. In October 2020, the Company paid Minera Teles $200,000 for amounts owed for prior services and combined the remaining amount owed of approximately $795,500 with amounts owed under the unsecured loans, including unpaid interest, into a new note in the amount of $1,055,310, bearing interest at 0.25% per year. A payment of $145,000 was made in December 2020. As of March 31, 2021, the unpaid principal balance totalled $910,454.

In October 2020, the Company issued a note payable to WCM Associates, LP, an entity controlled by the Company’s CFO, in the amount of $123,000, bearing interest at 0.25% per year, for amounts owed for consulting fees. As of the date of this filing, the note has been paid in full.

In connection with the notes payable issued in 2020, as discussed above, the Company determined that the 0.25% contractual rate represents a below-market interest rate. Interest was imputed on the notes payable at 5.00% interest resulting in a discount at issuance of $86,024. During year ended March 31, 2021, the Company recognized amortization of the debt discount of $26,121 in interest expense, with the remaining unamortized discount to be recognized into interest expense over the remaining life of the notes using the effective interest method.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2021 AND 2020

Note 3 Related Party Transactions, continued

In September 2018, Mr. Stephen O’Rourke, a director of the Company, through his consulting firm, entered into a one-year consulting agreement with the Company whereby he was issued a consulting fee of 250,000 shares valued at $85,000, or $0.34 per share, for services rendered. In September 2019, Mr. O’Rourke was issued a five-year option to purchase 250,000 shares of our common stock at an exercise price of $0.32 per share. Mr. O’Rourke exercised these options for cash in October 2020.

In October and December 2020, options to purchase 1,075,000 shares of common stock were exercised for $344,000 by our officers and directors. Messrs. Aberle and Bachman own a 5% net smelter return royalty on the original 84 unpatented mining claims that comprised the Blind Gold Property. On June 1, 2021 the Company and Jerikodie settled debt of $529,500 through the payment of $376,550 and the issuance of 45,563 shares of common stock.

Note 4 Mineral Properties

On September 26, 2012, the Company was re-organized with North Homestake Mining Company. With this re-organization, the Company acquired 84 unpatented lode mining claims covering approximately 1,600 acres known as the Blind Gold Property located in the Black Hills of South Dakota.

On December 28, 2012, the Company acquired 57 unpatented lode mining claims covering approximately 853 acres known as the West False Bottom Creek and Paradise Gulch Claim Group, the City Creek Claims Group, and the Homestake Paleoplacer Claims Group, all located in the Black Hills of South Dakota. The West False Bottom Creek and Paradise Gulch Claims were contiguous to the Blind Gold Property and have been incorporated into the Blind Gold Property. The purchase price was 250,000 restricted common shares valued at $0.60 per share, or $150,000.

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

On April 5, 2017 the Company acquired options to purchase a combination of surface and mineral titles to approximately 293 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property. The Company is required to make annual lease payments totaling $20,000 for a period of 5 years, of which $20,000 was due upon execution of the agreement. The Company has an option to purchase the mineral properties for total price of $626,392. As of March 31, 2021 the Company is current on all required annual lease payments.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2021 AND 2020

Note 4 Mineral Properties, continued

In November 2018, we acquired 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company’s City Creek Property. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,106 acres.

In September 2019 the Company completed the acquisition of 106 unpatented lode mining claims covering approximately 1,167 acres in close proximity to the historic Tinton Gold Camp. The Tinton area was the site of placer mining activity between 1876 and the turn of the century.

On March 6, 2020 the Company completed the acquisition of 65 unpatented lode mining claims covering approximately 1,152 acres in the Homestake District of the Black Hills of South Dakota. The new property is contiguous to the Company's Blind Gold Property.

In May 2020 the Company acquired 67 unpatented lode mining claims covering approximately 1,045 acres located on the western margin of the structural corridor that extends north of the Homestake Gold Mine. The West Corridor property is located just south of the mineral property Dakota Territory acquired from Deadbroke Mining Company in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold).

In July 2020 the Company acquired 166 unpatented lode mining claims covering approximately 3,152 acres located immediately north and adjacent to the Company’s City Creek Property. Through this staking, the City Creek project area was expanded from approximately 1,176 acres to 4,319 acres. The City Creek Property is comprised of a combination of patented and unpatented mining claims covering the continuous extension of the iron-formation gold host northeast of the Homestake Mine. The City Creek geology is dominated by the Homestake, Ellison and Poorman stratigraphic sequence that has been delineated by more than 40,000 ft of core drilling across the property. The historic drilling also documents the occurrence of gold mineralization in the classic quartz vein, chlorite-arsenopyrite style of the Homestake Mine.

On September 15, 2020 we completed the acquisition of 50 unpatented lode mining claims covering approximately 840 acres at the historic Ragged Top Gold Camp of the Black Hills of South Dakota. Tertiary-aged gold mineralization in the Ragged Top area is hosted primarily in the Paha Sapa Limestone formation and has been mined from both vertical fissures called “Verticals” and from collapsed breccias. The Ragged Top acquisition is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold).

On October 26, 2020, the Company completed the purchase of the Maitland Gold Property from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation (“Barrick”). At closing, the Company paid Barrick $3.5 million cash and issued 750,000 shares of its common stock valued at $1.76 per share, for total consideration of $4.82 million. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. The 2,112 mineral-acre Maitland acquisition is an important component of Dakota Territory’s exploration and development strategy for the structural corridor that extends from the Homestake Gold Mine to the Company’s Blind Gold Property at the northern end of the Homestake District.

On November 25, 2020 the Company acquired 64 unpatented lode mining claims covering approximately 1,092 acres located south and to the west of the former Homestake Gold Mine at Lead, South Dakota. The Poorman Anticline geological structure is the southwestern-most known extension of the Homestake iron-formation host in the district. Gold mineralization was discovered underground on the 2600 and 4100 foot levels in the far western extents of the Homestake Mine in the 1950's and 60’s with little historic follow-up exploration in the Poorman Anticline closer to surface. Dakota Territory’s targeting in the Poorman Anticline is based on the presence of the Homestake iron-formation host and projected intersections with important shear fabric that is known to have conducted fluids necessary to the deposition of gold mineralization in the northern extents of the structural corridor.

On January 26, 2021 the Company acquired 143 unpatented lode mining claims covering approximately 2,468 acres. The acquisition was based on continuing analysis of the Company’s historic data sets coupled with new insights derived from the Company’s district-scale airborne geophysical survey flown during the summer of 2020 and increased the acreage covered by three of the Company’s existing project areas. At the west side of the Homestake District, the Tinton property was extended to the north and northwest adding approximately 1,966 acres to the original claim block. In the central region of the District, the West Corridor property was extended west to Cleopatra Creek covering approximately 242 additional acres between Richmond Hill and Wharf gold mines, and the Blind Gold Property was expanded west adding approximately 260 acres immediately north of the Richmond Hill Mine.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2021 AND 2020

Note 4 Mineral Properties, continued

On March 8, 2021 the Company acquired 39 unpatented lode mining claims covering approximately 806.5 at the eastern boundary of the Company’s Tinton Property. Tinton was the site of placer mining activity between 1876 and the turn of the century, the lode source for which has not been discovered. Our original Tinton claim block was located based on historic research and exploration conducted by members of our technical team at Homestake Mining Company in the 1980’s and 1990’s, which suggested a Pre-Cambrian lode source at depth. The latest property acquisition is focussed on additional younger Tertiary-aged gold mineralization in the younger sedimentary and igneous rocks covering the property.

On March 9, 2021 Dakota Territory acquired, by option, 25 patented mining claims covering approximately 307 acres at the eastern boundary of the northern segment of the Company’s Ragged Top Property. The property was acquired from Donald Valentine of Steamboat Springs, Colorado. Two additional unpatented lode claims covering approximately 29 acres were also acquired by staking and added at the north end of the property. The Ragged Top Property has been subject to historic mining operations producing Tertiary-aged gold and silver mineralization primarily from vertical fissures and collapsed breccias within the Paha Sapa limestone unit. The Ragged Top property is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold).

As of March 31, 2021 and 2020, the Company’s mineral properties totaled $5,337,072 and $216,104, respectively. As of March 31, 2021, the Company is in the exploration stage and has not commenced amortization of its properties.

Note 5 Property and Equipment

As of March 31, 2021 and 2020, the Company’s property and equipment consists of the following:

	Estimated Useful Life (Years)	2021	2020
Land		$70,000	$-
Building	39	503,711	-
Furniture and equipment	3-5	330,125	15,538
		903,836	15,538
Less accumulated depreciation		(33,092)	(15,538)
Property and equipment, net		$870,744	$-

Depreciation expense for the year ended March 31, 2021 was $17,554.

Note 6 Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended March 31:

	2021	2020
Income tax benefit computed at federal statutory rates	$664,659	$233,997
Non-deductible stock-based compensation	(26,188)	(41,138)
Non-deductible interest expense	(279,536)
Change in valuation allowance	(358,935)	(192,859)
Tax benefit	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax assets are set out below along with a valuation allowance to reduce the net deferred tax asset to zero.

In order to comply with generally accepted accounting principles in the United States of America, management has decided to establish a valuation allowance because of the potential that the tax benefits underlying the deferred tax asset may not be realized. Significant components of our deferred tax asset as of March 31 are as follows:

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2021 and 2020

Note 6 Income Taxes, continued

	2021	2020
Deferred tax assets:
Net operating loss carry forward	$1,124,389	$703,077
Basis of mining properties	32,235	32,235
Less: valuation allowance	(1,094,247)	(735,312)
Total deferred tax assets	62,377	-

Basis in property and equipment	(62,377)	-

Net deferred tax assets	$-	$-

As a result of a change in control effective in October 2020, our net operating losses prior to that date may be partially or entirely unavailable, by law, to offset future income and, accordingly, are excluded from the associated deferred tax asset.

The net operating loss carry forward in the approximate amount of $5,354,333 will begin to expire in 2027. We file income tax returns in the United States and in one state jurisdiction.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There are no unrecognized tax benefits as of March 31, 2021 or March 31, 2020. The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 7 Notes Payable

JR Resources Corp.

In February 2020, we entered into a $300,000 unsecured promissory note agreement with JR Resources Corp. (“JR”). The note bore interest at 3.0% per year and was due on May 5, 2021. In May 2020, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, which includes the $300,000 that was advanced in February 2020 and an additional $1,150,000 that was advanced in May 2020. The amended and restated unsecured note bears interest at 0.25% per year, compounded annually, and matures on December 31, 2021. At maturity, the principal amount of the note, together with any accrued but unpaid interest, will be due and payable in cash, provided that, if and to the extent that the Company does not pay this note in cash on the maturity date, then JR will be required to exercise, and will in fact be deemed to have exercised, its right to convert such unpaid portion of the note into shares of Company common stock. The conversion price is $0.60 per share through December 31, 2020 and, thereafter, the lesser of $0.60 per share on the volume weighted average price of Company common stock for the five consecutive trading days immediately preceding the date of such conversion (with a floor of $0.40 per share). The note has customary event of default provisions and, upon an event of default, JR will be required to convert the unpaid portion of the note into the shares of Company common stock, if not paid in cash by the Company.

In connection with the promissory note agreement with JR, the Company granted JR an option to purchase up to 35,641,667 shares of common stock at $0.60 per share in one or more closings on or prior to October 15, 2020. The proceeds from the debt issuance were allocated between the debt instrument and the purchase option based on their estimated relative fair values resulting in $1,305,000 of the total proceeds being allocated to the purchase option and recognized through a charge to additional paid-in capital with a corresponding discount on the debt. The debt discount will be amortized to interest expense over the remaining life of the note using the effective interest method.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2021 AND 2020

Note 7 Notes Payable, continued

On October 15, 2020, and as a part of the first closing of our agreement with JR Resources, the promissory note was converted into 2,416,667 shares of the Company’s common stock. In connection with the conversion, the Company recognized the remaining $1,036,849 of unamortized debt discount as interest expense. For the year ended March 31, 2021, the Company recognized additional interest expense of $1,305,000 related to amortization of the debt discount.

On January 20, 2021 JR lent the Company $300,000, on an unsecured basis. On the occurrence of the final closing, the unpaid principle of the loan would be applied to the consideration relating to the final close.

In March 2021, the Company and JR effected the second and final closing under the option, whereby JR acquired 18,225,000 shares of Company common stock for aggregate consideration of $10,935,000, $10,635,000 in cash and $300,000 upon conversion of the principal amount of a promissory note issued in January 2021. The final closing resulted in a change in control of the Company to JR Resources.

Note 8 Line of Credit

The Company has a line of credit with Wells Fargo Bank in California. The line of credit allows the Company to borrow up to $47,500. The Line of Credit bears interest at 7.75% per annum, is unsecured, and due on demand. The balance on this line of credit as of March 31, 2021 and 2020 was $0 and $30,082, respectively.

Note 9 Shareholders’ Equity

Common Stock

Our authorized capital stock consists of 75,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

During the year ended March 31, 2021, the Company issued (i)) 32,725,000 shares of common stock for $19,635,000; (iii) 2,950,000 shares of common stock for $1,011,000 upon the exercise of stock options and warrants; (iv) 501,467 shares upon cashless exercise of stock options and warrants; (v) 750,000 shares of common stock valued at $1,320,000 for investment in mineral properties (see Note 4 for further discussion); and (vi) 2,916,667 shares of common stock upon conversion of notes payable balances totaling $1,750,000 (See Note 7 for further discussion).

During the year ended March 31, 2020, the Company issued (i) an aggregate of 250,000 shares of common stock for $100,000, (ii) 125,000 shares for $50,000 upon the exercise of stock options, and (iii) 250,000 shares of common stock valued at $85,000 in exchange for consulting services. The Company also issued options and warrants to purchase an aggregate of 800,000 shares of common stock at exercise prices ranging between $0.32 and $0.40 per share, expiring through January 2025.

Dividends

On November 13, 2020, the Company declared a special cash dividend of $0.22 per common share, totaling $4,357,246, to holders of record of 19,805,664 shares of common stock. Such dividend was paid in January 2021.

JR Resources Option

In connection with the May 2020 promissory note agreement between the Company and JR, as further described in Note 7 above, the Company provided JR the option to acquire up to 35,641,667 shares of common stock at an exercise price of $0.60 per share. JR exercised the option in two closings occurring in October 2020 and March 2021. Upon the first closing in October 2020, JR acquired 17,416,667 shares of Company common stock for aggregate consideration of $10,450,000, $9,000,000 in cash and $1,450,000 upon conversion of the principal amount of the May 2020 promissory note. In March 2021, the Company and JR effected the second and final closing under the option, whereby JR acquired 18,225,000 shares of Company common stock for aggregate consideration of $10,935,000, $10,635,000 in cash and $300,000 upon conversion of the principal amount of a promissory note issued in January 2021. The final closing resulted in a change in control of the Company to JR Resources.

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

for the years ended MARCH 31, 2021 AND 2020

Note 9 Shareholders’ Equity, continued

Common Stock Options and Warrants

The Company’s 2015 Omnibus Incentive Plan (the “Omnibus Plan”) authorizes the Company to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards up to a total of 3,750,000 shares. Under the terms of the Omnibus Plan, awards may be granted to employees, directors and third-party service providers. Awards issued under the Omnibus Plan vest as determined by the board of directors at the time of grant. Any shares related to an award granted under the Omnibus Plan that terminates by expiration, forfeiture, or otherwise without the issuance of the shares shall be available again for grant under the Omnibus Plan. As of March 31, 2021, a total of 1,087,500 shares remained available for future grants under the Omnibus Plan.

Outstanding stock options under the Omnibus Plan have terms ranging from 5 to 10 years. Outstanding stock options granted to third-party service providers generally vest over the period of the contract, which is typically one year. The Company recognized stock-based compensation related to issuance of stock options totaling $124,706 and $110,897 during the years ended March 31, 2021 and 2020, respectively, which is included in general and administrative expenses in the accompanying statements of operations. A summary of the Company's stock option activity and related information for the period ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2020	2,662,500	$0.32	4.78	$1,025,000
Options granted	750,000	1.92	4.96
Options exercised	(2,587,500)	0.32	-	-

Outstanding as of March 31, 2021	825,000	1.77	4.86	285,000

Options vested or expected to vest as of March 31, 2021	75,000	0.32	3.84	135,000

Options exercisable as of March 31, 2021	75,000	$0.32	3.84	$135,000

During the year ended March 31, 2021, we estimated the fair value of each stock option on the date of grant using a Black Scholes valuation model. The weighted-average assumptions used to calculate the grant date fair value were as follows: (i) risk-free interest rate of 1.52%, (ii) estimated volatility of 80%, (iii) dividend yield of 0%, and (iv) expected life of 5 years.

A summary of the Company's stock warrant activity and related information for the period ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding as of March 31, 2020	825,000	$0.40	1.99
Warrants granted	-	-	-
Warrants exercised	825,000	0.40	-

Outstanding as of March 31, 2021	-	-	-

DAKOTA TERRITORY RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2021 and 2020

Note 10 Subsequent Events

On May 13, 2021, the Board of Directors of the Company approved a reverse stock split of the Company’s common stock at a ratio of 1-for-4. All share numbers and common stock prices presented give effect to the reverse split.

On May 14, 2021, the Company announced it had entered into a definitive merger agreement (the “Merger Agreement”) with JR.

Pursuant to the Merger Agreement, JR and the Company have incorporated a new company (“NewCo”) that will acquire all of the outstanding securities of JR and of the Company in exchange for securities of NewCo (the “Merger”). Shareholders of JR will receive a number of NewCo shares of common stock equal to their percentage shareholding in JR multiplied by the 35,641,667 Dakota Territory shares that JR owns. Shareholders of the Company other than JR will receive one share of common stock of NewCo for each share of common stock of the Company.

In addition, at the closing of the Merger, (i) each outstanding option to purchase Dakota Territory common stock, whether vested or unvested, will be assumed and converted into an option with respect to a number of shares of NewCo common stock in the manner set forth in the Merger Agreement, (ii) each outstanding warrant to purchase JR common stock, whether or not exercisable, will be assumed and converted into a warrant with respect to a number of shares of NewCo common stock in the manner set forth in the Merger Agreement, (iii) any outstanding awards of restricted stock units with respect to shares of Dakota Territory common stock will be assumed and converted into the right to receive an award of restricted stock units representing a right to receive a number of shares of NewCo common stock in the manner set forth in the Merger Agreement and (iv) NewCo will change its name to “Dakota Gold Corp.”

The completion of the Merger is subject to customary closing conditions for a transaction of this nature, including securities law compliance, the approval of JR shareholders and the approval of Dakota Territory shareholders. In addition, in connection with the Merger, the Company and JR intend to cause NewCo to prepare and file a registration statement on Form S-4 with the U.S. Securities and Exchange Commission (“SEC”).

On May 21, 2021 a purchase of surface and mineral title to approximately 213 acres located contiguous to the northwest boundary of the Company’s West Corridor Property. The property is also located is located just south of the mineral property Dakota Territory acquired from Deadbroke Mining Company in the Maitland Area in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold). The purchased property is subject to a 2% NSR Royalty held by Homestake Mining Company of California and a buyback right for 51% interest in the property subject to, among other provisions, the establishment of a 1,000,000-ounce reserve and/or inferred resource from one or more deposits located within a one-kilometer area of influence surrounding the property.

On June 4, 2021 the Company issued 1,450,000 shares of common stock and 1,050,000 restricted share units to certain directors, officers, employees and consultants. On March 15, 2021, 750,000 options were granted, on May 17, 2021, 2,071,250 options were granted, resulting in a total of 2,896,250 options outstanding as of June 4, 2021.

On June 15, 2021 the Company announced its intention to complete a non-brokered private placement of up to 5,555,556 shares of common stock of the Company at a price of $4.50 per Common Share for aggregate gross proceeds of up to $25 million pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended March 31, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of March 31, 2021, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Management’s Remediation Plans

We will look to increase our personnel resources and technical accounting expertise within the accounting function with available funds. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management and Board of Directors

All directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers are appointed by our board of directors and hold office until the earlier of their death, retirement, resignation or removal.

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jonathan Awde	Director, Chief Executive Officer	43	March 2021
Gerald Aberle	Director, Chief Operating Officer	62	February 2012
Robert Quartermain	Director	64	March 2021
Alex Morrison	Director	57	November 2020
Stephen O’Rourke	Director	65	August 2018
Shawn Campbell	Chief Financial Officer	40	June 2021

Mr. Jonathan Awde

Mr. Awde is a co-founder, Director and past Chief Executive and President of Gold Standard Ventures Corp. As CEO/President, from July 2010 through December 2020, Mr. Awde oversaw all corporate development, asset acquisition, joint ventures, capital raising and the procurement of capital for the development of Gold Standard Ventures Corp.’s assets. Mr. Awde spent the last 15 years raising financing for various junior resource companies, focusing on institutional accounts, high net worth and family offices, and has raised over $600 million for public and private companies in the natural resources sector during this period. In September 2014, Mr. Awde was fined a total of $46,000 by the Quebec court for 11 counts of failing to file insider reports within the prescribed time period required under applicable securities legislation in respect of certain trades in securities of Northern Star Mining Corp. during the period from November 2008 to April 2010. The fine has been paid in full.

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

Mr. Robert Quartermain

Robert Quartermain, P Geo, DSc has 45 years’ experience in the resource industry. Dr. Quartermain is a precious metals entrepreneur and was most recently executive chairman of Pretium Resources Inc. which he founded in October 2010. Prior to Pretium, Dr. Quartermain was the President and Chief Executive Officer of Silver Standard Resources Inc. (now SSR Mining Inc.) for 25 years starting in 1985. In addition to his focus on gold development opportunities, Dr. Quartermain has a number of wildlife and social justice philanthropic interests.

Mr. Alex Morrison

Mr. Morrison is a mining executive and chartered professional accountant with over 35 years of experience in the mining industry. Mr. Morrison has held board and senior executive positions with a number of mining companies, most recently serving as a Director of Energy Fuels Corporation since August 2019, Gold Standard Ventures since September 2017, Gold Resource Corporation since March 2016, Taseko Mines Limited from 2011 to July 2020, Detour Gold Corporation from 2010 until December 2018, and as Vice President and Chief Financial Officer of Franco-Nevada Corporation from 2007 to 2010. From 2002 to 2007, Mr. Morrison held increasingly senior positions at Newmont Mining Corporation, including Vice President, Operations Services and Vice President, Information Technology. Prior to that, Mr. Morrison was Vice President and Chief Financial Officer of NovaGold Resources Inc., Vice President and Controller of Homestake Mining Company and held senior financial positions at Phelps Dodge Corporation and Stillwater Mining Company. Mr. Morrison began his career with PricewaterhouseCoopers LLP after obtaining his Bachelor of Arts in Business Administration from Trinity Western University.

Mr. Stephen O’Rourke

Mr. O’Rourke served as President of global petroleum exploration for BHP Billiton (BHP:NYSE) and was a member of its senior management team for the corporation. Other key roles at BHPB included Vice President of Development Planning and Vice President of Appraisal and Petroleum Engineering. Prior to joining BHPB he held various senior technical and management roles for Shell Oil Company. Mr. O’Rourke is a founding partner of Strategic Management Partners LLC, a consulting firm based in Rapid City, SD specializing in energy, minerals & business development. He serves as Managing Director for Heat Mining LLC, a geothermal technology development company. He is currently a Non-Executive Board Member of RESPEC, an engineering consulting firm also based in Rapid City, SD. Stephen serves as a Chairman of the South Dakota School of Mines & Technology (SDSM&T) Geological Engineering advisory board and is a member of the SDSM&T Center for Alumni Relations and Advancement board of trustees. Mr. O’Rourke holds a BSc in Geological Engineering and an Honorary Doctorate of Public Service from SDSM&T and is a graduate of the Wharton School of Business Advanced Management Program.

Mr. Shawn Campbell

Mr. Campbell has over 15 years of progressively senior experience in project and operations financial management obtained via professional practice, capital markets and industry experience. Mr. Campbell most recently served as the Chief Financial Officer of GT Gold Corp. and before that with Goldcorp Inc in various roles, including the Head of Investor Relations and the Head of Finance for Canada and US. He holds a Bachelor of Commerce Degree (Distinction) from the University of Victoria, and a Diploma in Accounting (DAP) from the University of British Columbia. He is a Chartered Professional Accountant (CPA, CA) and a CFA Charter Holder.

Committees of the Board & Director Independence

Our board of directors is currently composed of five directors, two of which are independent. We are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors. The Board has not established any committees and, accordingly, the Board serves as the audit, compensation, and nomination committee.

As of March 31, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Voting Agreements

Until the expiration of the Standstill Period, JR has agreed to the following corporate governance provisions, among others:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge based on a review of Section 16(a) filings, our officers and directors timely filed during our last fiscal ended March 31, 2021, except Mr. O’Rourke filed a Form 3 late on June 24, 2020, Mr. Awde filed a Form 3 late on May 5, 2021, Mr. Quartermain filed a Form 3 late on April 1, 2021.

Code of Ethics

On May 14, 2013, we amended our code of ethics which applies to all our directors, officers and employees. A copy of our amended “Code of Ethics” was filed as exhibit 14.1 to the annual report on Form 10-K for the year ended March 31, 2013.

Item 11. Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, as of March 31, 2021 named executive officers. “Named Executive Officer” means: (a) the chief executive officer, (b) the chief financial officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the chief executive officer and chief financial officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathan Awde, CEO	2021	11,875							11,875
Gerald Aberle,	2021	108,000	-	-	-	-	-	-	108,000
COO	2020	108,000	-	-	-	-	-	-	108,000
Wm Chris Mathers,	2021	36,000	-	-	-	-	-	-	36,000
CFO	2020	36,000	-	-	-	-	-	-	36,000

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

Executive Compensation Agreements and Summary of Executive Compensation

During the year ended March 31, 2021, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company’s executive officers. We do not currently have a compensation committee. The amount of compensation paid by the Company to each of the Company’s officers and the terms of those persons’ employment is determined by the Board of Directors. The Board evaluates past performance and considers future incentive and retention in considering the appropriate compensation for the Company’s officers. The Company believes that the compensation paid to the Company’s directors and officers is fair to the Company. The Board of Directors believes that the use of equity compensation is at times appropriate for employees, and in the future intends to use equity compensation awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

The descriptions below of the Company’s employment agreements with its executive officers do not purport to be complete and are qualified in its entirety by reference to the full text of each employment agreement, a copy of which will be filed as an exhibit to this Annual Report on Form 10-K.

The Company entered into an employment agreement with its President and Chief Executive Officer, Mr. Awde and Mr. Awde’s wholly-owned management company, JCTA Capital Management Corp., effective as of March 12, 2021 (the “Awde Agreement”), pursuant to which agreement he will receive an annual base salary of $285,000. Pursuant to the terms and conditions of the Awde Agreement, Mr. Awde will be eligible (i) to receive an annual bonus based upon attaining certain performance criteria set by the board of directors of the Company and (ii) to participate in the Company’s securities based compensation plans, with the award of any grants being at the discretion of the board. Pursuant to the terms and conditions of the Awde Agreement, if the Company terminates Mr. Awde without cause, then Mr. Awde will be entitled to receive a lump-sum payment equal to: (i) the then current base fee and pro-rated estimated annual bonus payment for the year of termination earned to the termination date; (ii) payment in lieu of notice in an amount equivalent to: (a) if the Awde Agreement is terminated by the Company 3 months prior to, or within 12 months following, a change in control of the Company: (1) 2 times Mr. Awde’s then current base annual fee and (2) 2 times an annual bonus deemed to be 75% of Mr. Awde’s then current base annual fee; or (b) in any other circumstance: (1) 2 times Mr. Awde’s then current base annual fee and (2) 2 times an annual bonus deemed to be 75% of Mr. Awde’s then current base annual fee.

The Company entered into an employment agreement with its Chief Operating Officer, Mr. Aberle, effective as of March 12, 2021 (the “Aberle Agreement”), pursuant to which agreement he will receive an annual base salary of $260,000. Pursuant to the terms and conditions of the Aberle Agreement, Mr. Aberle will be eligible (i) to receive an annual bonus based upon attaining certain performance criteria set by the board of directors of the Company and (ii) to participate in the Company’s securities based compensation plans, with the award of any grants being at the discretion of the board. Pursuant to the terms and conditions of the Aberle Agreement, if the Company terminates Mr. Aberle without cause, then Mr. Aberle will be entitled to receive a lump-sum payment equal to: (i) the then current base fee and pro-rated estimated annual bonus payment for the year of termination earned to the termination date; (ii) payment in lieu of notice in an amount equivalent to: (a) if the Aberle Agreement is terminated by the Company 3 months prior to, or within 12 months following, a change in control of the Company: (1) 2 times Mr. Aberle’s then current base annual fee and (2) 2 times an annual bonus deemed to be 75% of Mr. Aberle’s then current base annual fee; or (b) in any other circumstance: (1) 2 times Mr. Aberle’s then current base annual fee and (2) 2 times an annual bonus deemed to be 75% of Mr. Aberle’s then current base annual fee.

Company entered into an employment agreement with its Chief Financial Officer, Mr. Campbell, effective as of June 1, 2021 (the “Campbell Agreement”), pursuant to which agreement he will receive an annual base salary of C$250,000 and a grant of certain stock options and restricted share units. Pursuant to the terms and conditions of the Campbell Agreement, Mr. Campbell will be eligible (i) to receive an annual bonus based upon attaining certain performance criteria set by the board of directors of the Company and (ii) to participate in the Company’s securities based compensation plans, with the award of any grants being at the discretion of the board. Pursuant to the terms and conditions of the Campbell Agreement, if the Company terminates Mr. Campbell without cause, then Mr. Campbell will be entitled to receive a lump-sum payment equal to: (i) the then current base fee and pro-rated estimated annual bonus payment for the year of termination earned to the termination date; (ii) payment in lieu of notice in an amount equivalent to: (a) if the Campbell Agreement is terminated by the Company 3 months prior to, or within 12 months following, a change in control of the Company: (1) 1.5 times Mr. Campbell’s then current base annual fee and (2) 1.5 times an annual bonus deemed to be 75% of Mr. Campbell’s then current base annual fee; or (b) in any other circumstance: (1) 1.5 times Mr. Campbell’s then current base annual fee and (2) 1.5 times an annual bonus deemed to be 75% of Mr. Campbell’s then current base annual fee.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options held by the Company’s Named Executive Officers as of March 31, 2021. No stock appreciation rights were awarded.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan Awde	-	-	-	-	-
Gerald Aberle	-	-	-	-	-
Wm. Chris Mathers	-	-	-	-	-

Director Compensation

We did not pay any director's fees or other cash compensation for services rendered as a director for the fiscal year ended March 31, 2021. We currently have no formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 18, 2021, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of June 18, 2021, there were 57,915,020 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Bachman 141 Glendale Drive Lead, South Dakota 57754	3,525,280(2)	5.8%
Gerald Aberle 141 Glendale Drive Lead, South Dakota 57754	4,091,667(3)	6.8%
Wm. Chris Mathers 1124 24th St. Galveston, TX 77550	383,334(4)	0.6%
Alex Morrison 141 Glendale Drive Lead, South Dakota 57754	275,313(5)	0.5%
Stephen O’Rourke 141 Glendale Drive Lead, South Dakota 57754	966,667(6)	1.6%
Jonathan Awde 141 Glendale Drive Lead, South Dakota 57754	35,641,667	59.1%
JR Resources 141 Glendale Drive Lead, South Dakota 57754	35,641,667	59.1%
Robert Quartermain 141 Glendale Drive Lead, South Dakota 57754	466,667(7)	0.8%
Shawn Campbell 141 Glendale Drive Lead, South Dakota 57754	100,000(8)	0.2%

All Directors and Officers as a Group (4 persons)	45,450,595	75.3%

•- Less than 1%.

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

(2)Consists of 3,527,781 shares of common stock.

(3)Consists of 4,000,000 shares of common stock and 91,667 vested options.

(4)Consists of 383,334 shares of common stock.

(5)Consists of 214,063 shares of common stock and 61,250 vested options.

(6)Consists of (i) 187,500 shares of common stock owned individually (ii) 500,000 shares beneficially owned through an entity controlled by Mr. O’Rourke, and (iii) 91,667 vested options.

(7)Consists of 375,000 shares of common stock and 91,667 vested options.

(8)Consists of 100,000 vested options.

Equity Compensation Plan Information

On March 11, 2021, the Company’s board of directors adopted a plan entitled the “2021 Stock Incentive Plan.” The 2021 Stock Incentive Plan has a total of 6,250,000 common share options available to award to the directors, executive officers and consultants. As of March 31, 2021, a total of 5,500,000 shares of our common stock remained available for future grants under the 2021 Stock Incentive Plan.

On January 25, 2015, the Company’s board of directors adopted a plan entitled the “2015 Omnibus Incentive Plan.” The 2015 Omnibus Incentive Plan is no longer in effect and no further securities will be issued under the 2015 Omnibus Incentive Plan, other than in respect of 75,000 common stock purchase options that remain outstanding.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of March 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	825,000(1)	$3.63	5,500,000(2)
Total:	825,000	$3.63	5,500,000

(1)Includes options to acquire 75,000 shares of common stock under the 2015 Omnibus Incentive Plan.

(2)Includes 5,500,000 shares of common stock available for issuance under the 2021 Stock Incentive Plan.

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

Indemnification of Directors and Officers

Our articles of incorporation and bylaws provide that we will indemnify our directors, officers, employees and agents to the extent and in the manner permitted by the provisions of the Nevada Revised Statutes, as amended from time to time (“NRS”), subject to any permissible expansion or limitation of such indemnification, as may be set forth in any stockholders’ or directors’ resolution or by contract. We are also permitted to maintain insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions, whether or not the DGCL would permit indemnification.

Derivative Securities

As of the date of this annual report, there are options outstanding to purchase up to 2,896,250 shares of common stock at prices ranging from $0.32 to $4.76 per share, expiring in either 2025 or 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company engages in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle is the Company’s former president, chief executive officer and is the current chief operating officer. He is also a director and significant shareholder of the Company and the owner of Jerikodie, Inc. Under a February 2012 agreement, Jerikodie Inc. earns a fixed consulting fee of $9,000 per month, plus approved expenses. In October 2020, the Company paid Jerikodie, Inc, $200,000 of the approximate $729,500 owed to it for consulting fees and issued a note payable to Jerikodie for the remaining balance of approximately $529,500 bearing interest at 0.25% per year. Payments of $100,000 plus accrued interest are due quarterly, beginning with the quarter ending March 2021 and continuing until the note is fully repaid. This amount was paid in full by the Company on June 3, 2021 through the payment of $376,550 in cash and the issuance of 45,563 shares of common stock.  During the year ended March 31, 2021, the Company engaged a Company controlled by a family member of Mr. Aberle, for the purpose of general labour and incurred approximately $37,000 in costs.

As of March 31, 2020, the Company owed Mr. Aberle, individually, $20,500 in unsecured loans. These unsecured loans bear interest of 3% per year and are due on demand or past due. In July 2020, Mr. Aberle was paid in full for these unsecured loans and related accrued interest of $770.

Mr. Richard Bachman is the Company’s former chief geological officer (“CGO”). He is also a director and significant shareholder of the Company and the owner of Minera Teles Pires Inc. (“Minera Teles”). Under an October 2005 agreement that expired in March 2020, Minera Teles earned a $10,000 monthly consulting fee and received $1,500 per month for office rent and expenses. The consulting fee was divided between a $5,000 per month cash payment and a $5,000 per month deferred amount. The Company also owed Mr. Bachman, individually, $305,145 in unsecured loans. These unsecured loans bear interest at rates ranging from 3% to 4% per year and are due on demand. In June 2020, the Company repaid $40,145 of unsecured loans, plus accrued interest totaling $6,095. In October 2020, the Company paid Minera Teles $200,000 for amounts owed for prior services and combined the remaining amount owed of approximately $795,500 with amounts owed under the unsecured loans, including unpaid interest, into a new note in the amount of $1,055,310, bearing interest at 0.25% per year. A payment of $145,000 was made in December 2020, a payment of $50,000 is due in March 2021 and quarterly payments of $100,000 plus accrued interest beginning with the quarter ending June 2021, and continuing until the note is fully repaid.

In October 2020, the Company issued a note payable to WCM Associates, LP, an entity controlled by the Company’s CFO, in the amount of $123,000, bearing interest at 0.25% per year, for amounts owed for consulting fees. The note required an initial payment in the amount of $86,500 due on January 1, 2021 and subsequent payments in the amount of $25,000 plus accrued interest, due on the last day of each quarter, beginning with the quarter ending March 2021, and continuing until the note is fully repaid. As of the date of this filing, Mr. Mathers has been paid in full.

Messrs. Aberle and Bachman own a 5% net smelter return royalty on the original eighty-four unpatented mining claims comprising the Blind Gold Property.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended March 31, 2021 and 2020, the aggregate fees billed by our independent accountants, HLB, for the audit of year-end financials and review of our quarterly financials and required SEC filings were as follows:

	Fiscal year ended March 31, 2021	Fiscal year ended March 31, 2020
Audit fees	$57,500	$59,550
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Item 15. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this annual report, subject to the Registrant’s right under Rule 12b-32 under the Exchange Act to incorporate previously filed Exhibits by reference:

Exhibit Number	Description
3.1	Articles and Bylaws incorporated by reference from our Registration Statement on Form 10-SB filed on February 27, 2003.
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our quarterly report on Form 10-QSB filed on November 17, 2006.
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our annual report on Form 10-KSB filed on July 14, 2006.
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.11	Amended Articles and Plan of Merger filed on September 14, 2012 incorporated by reference from our Current Report on Form 8-K filed on October 3, 2012.
4.1	Specimen Common Share Certificate.
4.2	Description of Capital Stock.
10.1

Agreement dated May 26, 2020 by and between JR Resources Corp. and Dakota Territory Resource Corp. (amended note attached as an exhibit), Exhibit 10.1 of the Form 8-K filed with the SEC on May 27, 2020.

10.2*	At-will employment arrangement for Gerald Aberle, incorporated by reference from our Form 10-K filed on June 29, 2020
10.3*	At-will employment arrangement for Wm. Chris Mathers, incorporated by reference from our Form 10-K filed on June 29, 2020
10.4*	Employment Agreement, effective March 12, 2021, by and between us and Jonathan Awde.
10.5*	Employment Agreement, effective March 12, 2021, by and between us and Gerald Aberle.
10.6	Agreement and Plan of Merger, effective May 13, 2021, among us, Dakota Holdco Corp., Dakota Merger Sub 1 Inc., Dakota Merger Sub 2 Inc. and JR Resources Corp.
10.7*	Employment Agreement, effective June 1, 2021, by and between us and Shawn Campbell.
14.1	Code of Ethics, incorporated by reference as Exhibit 14.1 from our annual report on Form 10-KSB filed on July 1, 2013.
23.1	Consent of Independent Public Accountant.
31.1*	Section 302 Certification of Jonathan Awde, Chief Executive Officer
31.2*	Section 302 Certification of Shawn Campbell, Chief Financial Officer
32.1*	Section 906 Certification of Jonathan Awde, Chief Executive Officer
32.2*	Section 906 Certification of Shawn Campbell, Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

________________

*Management contract or compensatory plan or arrangement.

(1)Submitted Electronically Herewith. Attached as Exhibit 101 to this annual report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of March 31, 2021 and 2020; (ii) Statements of Operations for the years ended March 31, 2021 and 2020; (iii) Statements of Cash Flows for the years ended March 31, 2021 and 2020; (iv) Statements of Shareholders’ Equity for the years ended March 31, 2021 and 2020; and (v) Notes to Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP.

/s/ Jonathan Awde
By:	Jonathan Awde
Chief Executive Officer, Principal Executive Officer and Director
Dated: June 25, 2021

/s/ Gerald Aberle
By:	Gerald Aberle
Chief Operating Officer and Director
Dated: June 25, 2021

/s/ Stephen O’Rourke
By:	Stephen T. O’Rourke
Director
Dated: June 25, 2021

/s/ Robert Quartermain
By:	Robert Quartermain
Director
Dated: June 25, 2021

/s/ Alex Morrison
By:	Alex G. Morrison
Director
Dated: June 25, 2021

/s/ Shawn Campbell
By:	Shawn Campbell
Chief Financial Officer
Dated: June 25, 2021