Form 10-K/A
period 2021-03-31
DAKOTA TERRITORY RESOURCE CORP
filed 2021-07-20
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

As of September 30, 2020, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was $14,092,871 based upon the closing sale price of the common stock as reported by the OTC:QB.

As of June 18, 2021, there were outstanding 57,915,020 shares of common stock.

ii

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) for the period ended March 31, 2021, is to furnish Exhibit 4.1, Exhibit 4.2 and Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

iii

Item 15. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this annual report, subject to the Registrant's right under Rule 12b-32 under the Exchange Act to incorporate previously filed Exhibits by reference:

Exhibit Number	Description
4.1	Specimen Common Share Certificate.
4.2	Description of Capital Stock.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension - Schema
101.CAL(1)	XBRL Taxonomy Extension - Calculations
101.DEF(1)	XBRL Taxonomy Extension - Definitions
101.LAB(1)	XBRL Taxonomy Extension - Labels
101.PRE(1)	XBRL Taxonomy Extension - Presentations

________________

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this annual report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of March 31, 2021 and 2020; (ii) Statements of Operations for the years ended March 31, 2021 and 2020; (iii) Statements of Cash Flows for the years ended March 31, 2021 and 2020; (iv) Statements of Shareholders' Equity for the years ended March 31, 2021 and 2020; and (v) Notes to Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP.

/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer, Principal Executive Officer and Director
Dated: July 20, 2021

/s/ Gerald Aberle
By: Gerald Aberle
Chief Operating Officer and Director
Dated: July 20, 2021

/s/ Stephen O'Rourke
By: Stephen T. O'Rourke
Director
Dated: July 20, 2021

/s/ Robert Quartermain
By: Robert Quartermain
Director
Dated: July 20, 2021

/s/ Alex Morrison
By: Alex G. Morrison
Director
Dated: July 20, 2021

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer
Dated: July 20, 2021