Form 10-Q
period 2021-06-30
DAKOTA TERRITORY RESOURCE CORP
filed 2021-08-12
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of August 12, 2021, there were 69,182,109 shares of common stock outstanding.

DAKOTA TERRITORY RESOURCES CORP

JUNE 30, 2021

(UNAUDITED)

DAKOTA TERRITORY RESOURCE CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	June 30, 2021	March 31, 2021
ASSETS

CURRENT ASSETS
Cash	$24,852,299	$10,392,940
Prepaid expenses and other current assets	67,460	75,608
Total current assets	24,919,759	10,468,548

Mineral properties, net	7,357,741	5,337,072
Property and equipment, net	983,701	870,744

TOTAL ASSETS	$33,261,201	$16,676,364

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$514,760	$162,024
Accounts payable - related party	81,250	3,000
Current portion of notes payable - related party	872,578	906,768
Total current liabilities	1,468,588	1,071,792

Notes payable - related party, net of current portion and discount	-	473,325

Total liabilities	1,468,588	1,545,117

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 60,227,899 and 56,197,331 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	60,228	56,197
Additional paid-in capital	52,456,311	23,617,834
Accumulated deficit	(20,723,926)	(8,542,784)

Total shareholders' equity	31,792,613	15,131,247

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,261,201	$16,676,364

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCE CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2021	2020
OPERATING EXPENSES
Exploration costs	$2,183,641	$126,461
General and administrative expenses	9,905,592	151,530

Total operating expenses	12,089,233	277,991

LOSS FROM OPERATIONS	(12,089,233)	(277,991)

OTHER INCOME (EXPENSE)
Loss on settlement of debt	(92,045)	-
Interest income	237	2,000
Interest expense	(101)	(69,744)

Total other income (expense)	(91,909)	(67,744)

NET LOSS	$(12,181,142)	$(345,735)

Net loss per share:
Basic and diluted net loss per share	$(0.21)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	56,900,553	16,410,868

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCE CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,181,142)	$(345,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,604,248	-
Loss on settlement of debt	54,169	-
Depreciation expense	27,661	-
Amortization of debt discount	37,876	67,037
Changes in current assets and liabilities:
Prepaid expenses and other assets	8,148	(4,244)
Accounts payable and accrued expenses	352,986	3,490
Accounts payable - related party	78,250	9,405
Net cash used in operating activities	(1,017,804)	(270,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(140,618)	-
Purchases of mineral properties	(901,203)	(57,213)
Net cash used in investing activities	(1,041,821)	(57,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of note payable	-	1,150,000
Proceeds from issuance of common stock	10,399,500	330,000
Deposits received	6,496,034	-
Repayment of note payable - related party	(376,550)	(40,145)
Repayment of line of credit, net	-	(1,472)
Net cash provided by financing activities	16,518,984	1,438,383

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,459,359	1,111,123
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,392,940	146,425
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,852,299	$1,257,548

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for investment in mineral property	$1,119,466	$-
Common stock issued for payment of note payable	$223,259	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCE CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended June 30, 2021 and 2020

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance March 31, 2020	16,354,197	$16,354	$2,783,193	$(5,377,743)	$(2,578,196)
Cashless exercise of stock options and warrants	374,544	375	(375)	-	-
Cash received for unissued shares	-	-	330,000	-	330,000
Debt discount assigned to purchase option	-	-	1,305,000	-	1,305,000
Net loss	-	-	-	(345,735)	(345,735)

Balance at June 30, 2020	16,728,741	$16,729	$4,417,818	$(5,723,478)	$(1,288,931)

Balance at March 31, 2021	56,197,331	$56,197	$23,617,834	$(8,542,784)	$15,131,247
Common stock issued for cash	2,311,000	2,311	10,397,189		10,399,500
Cash received for unissued shares	-	-	6,496,034	-	6,496,034
Common stock issued for investment in mineral properties	224,005	224	1,119,243	-	1,119,467
Common stock issued upon conversion of debt	45,563	46	223,213	-	223,259
Stock-based compensation expense	1,450,000	1,450	10,602,798	-	10,604,248
Net loss	-	-	-	(12,181,142)	(12,181,142)

Balance at June 30, 2021	60,227,899	$60,228	$52,456,311	$(20,723,926)	$31,792,613

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Note 1-Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements ("interim financial statements") of Dakota Territory Resource Corp. ("we", "us", "our", the "Company", "Dakota Territory") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission ("SEC") for interim statements, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, for the year ended March 31, 2021 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2021 as reported in our Annual Report on Form 10-K, have been omitted. The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K.

Uncertainties and Economic Development

In March 2020, the World Health Organization designated the new coronavirus ("COVID-19") as a global pandemic. Federal, state and local governments have mandated orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, restrictions on travel, and work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has resulted in significant volatility in the financial markets. The restrictions put in place by federal, state and local governments could delay our exploratory programs on our mineral properties. Furthermore, the impact of the pandemic on the global economy could also negatively impact the availability and cost of future borrowings should the need arise. It is unknown how long the adverse conditions associated with the pandemic will last and what the complete financial effect will be to the Company. The Company continues to monitor the impact that the pandemic, including relief bills enacted in response thereto, may have on operations. Currently, the Company is unable to determine the impact that the pandemic will have on its financial condition, results of operations, or liquidity.

Reverse Stock Split

On May 13, 2021, the Board of Directors of the Company approved a reverse stock split of the Company's common stock at a ratio of 1-for-4. The reverse stock split was made effective on May 25, 2021 and all  share numbers and common stock prices presented give effect to the reverse split.

Merger Agreement

Pursuant to the Merger Agreement, JR Resources Corp. ("JR") and the Company have incorporated a new company ("NewCo") that will acquire all of the outstanding securities of JR and of the Company in exchange for securities of NewCo (the "Merger"). Shareholders of JR will receive a number of NewCo shares of common stock equal to their percentage shareholding in JR multiplied by the 35,641,667 Dakota Territory shares that JR owns. Shareholders of the Company other than JR will receive one share of common stock of NewCo for each share of common stock of the Company.

In addition, at the closing of the Merger, (i) each outstanding option to purchase the Company's common stock, whether vested or unvested, will be assumed and converted into an option with respect to a number of shares of NewCo common stock in the manner set forth in the Merger Agreement, (ii) each outstanding warrant to purchase JR common stock, whether or not exercisable, will be assumed and converted into a warrant with respect to a number of shares of NewCo common stock in the manner set forth in the Merger Agreement, (iii) any outstanding awards of restricted stock units with respect to shares of the Company's common stock will be assumed and converted into the right to receive an award of restricted stock units representing a right to receive a number of shares of NewCo common stock in the manner set forth in the Merger Agreement and (iv) NewCo will change its name to "Dakota Gold Corp."

Note 1-Summary of Accounting Policies, continued

The completion of the Merger is subject to customary closing conditions for a transaction of this nature, including securities law compliance, the approval of JR shareholders and the approval of the Company's shareholders. In addition, in connection with the Merger, the Company and JR intend to cause NewCo to prepare and file a registration statement on Form S-4 with the US Securities and Exchange Commission ("SEC").

On April 30, 2021, the Company incorporated Dakota Gold Services (Canada) Corp. ("Dakota Canada") under the British Columbia Business Corporations Act. These financial statements consolidate Dakota Canada, a wholly-owned subsidiary.

Note 2-Related Party Transactions

The Company engages in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle is the Company's former President, Chief Executive Officer and is currently Chief Operating Officer of the Company. He is also a director and significant shareholder of the Company and the owner of Jerikodie, Inc. ("Jerikodie"). Under a February 2012 agreement, Jerikodie Inc. earns a fixed consulting fee of $9,000 per month, plus approved expenses. In October 2020, the Company paid Jerikodie, Inc, $200,000 of the approximate $729,500 owed to it for consulting fees and issued a note payable to Jerikodie for the remaining balance of approximately $529,500 bearing interest at 0.25% per year. On June 1, 2021 the Company and Jerikodie settled debt of $529,500 through the payment of $376,550 and the issuance of 45,563 shares of common stock. Upon settlement, the Company recognized all unamortized debt discount on the note totaling $37,876 as interest expense. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note resulting in a loss on settlement of $54,169 which was recognized as a general and administrative expense. During the three months ended June 30, 2021, the Company engaged a Company controlled by a family member of Mr. Aberle, for the purpose of providing general labor and incurred approximately $20,734 in costs. During the three months ended June 30, 2021, the Company paid Jerikodie $39,238 for consulting fees.

Mr. Richard Bachman is the Company's former Chief Geological Officer ("CGO"). He is also a significant shareholder of the Company and the owner of Minera Teles Pires Inc. ("Minera Teles"). Under an October 2005 agreement that expired in March 2020, Minera Teles earned a $10,000 monthly consulting fee and received $1,500 per month for office rent and expenses. The consulting fee was divided between a $5,000 per month cash payment and a $5,000 per month deferred amount. The Company also owed Mr. Bachman, individually, $305,145 in unsecured loans. These unsecured loans bear interest at rates ranging from 3% to 4% per year and are due on demand. In June 2020, the Company repaid $40,145 of unsecured loans, plus accrued interest totaling $6,095. In October 2020, the Company paid Minera Teles $200,000 for amounts owed for prior services and combined the remaining amount owed of approximately $795,500 with amounts owed under the unsecured loans, including unpaid interest, into a new note in the amount of $1,055,310, bearing interest at 0.25% per year. A payment of $145,000 was made in December 2020. As of June 30, 2021, the unpaid principal balance totalled $872,578. In July 2021, the Company and Mr. Bachman settled debt of $872,578 through the payment of $425,165 in cash and the issuance of 99,049 shares of common stock.

During the three months ended June 30, 2021, the Company paid $6,000 for consulting fees to WCM Associates, LP, an entity controlled by the Company's former CFO.

In connection with the notes payable issued in 2020, as discussed above, the Company determined that the 0.25% contractual rate represented a below-market interest rate. Interest was imputed on the notes payable at 5.00% interest resulting in a discount at issuance of $86,024. During three months ended June 30, 2021, the Company recognized amortization of the debt discount of $Nil in interest expense.

Messrs. Aberle and Bachman own a 5% net smelter return royalty on the original 84 unpatented mining claims that comprised the Blind Gold Property. An agreement to extinguish the royalty for $25,000 each has been executed.

Note 2-Related Party Transactions, continued

The remuneration of directors and other members of key management personnel during the three months ended June 30, 2021 and 2020 was as follows:

	June 30, 2021	June 30, 2020
Directors fees	$27,000	$-
Salaries	71,133	-
Consulting fees	126,613	37,215
Share-based compensation	6,391,544	-
	$6,616,290	$37,215

Note 3-Mineral Properties

On September 26, 2012, the Company was re-organized with North Homestake Mining Company. With this re-organization, the Company acquired 84 unpatented lode mining claims covering approximately 1,600 acres known as the Blind Gold Property located in the Black Hills of South Dakota.

On December 28, 2012, the Company acquired 57 unpatented lode mining claims covering approximately 853 acres known as the West False Bottom Creek and Paradise Gulch Claim Group, the City Creek Claims Group, and the Homestake Paleoplacer Claims Group, all located in the Black Hills of South Dakota. The West False Bottom Creek and Paradise Gulch Claims were contiguous to the Blind Gold Property and have been consolidated into the Blind Gold Property. The purchase price was 250,000 restricted common shares valued at $0.60 per share, or $150,000.

On February 24, 2014, the Company acquired surface and mineral title to the 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. The Company is required to make annual lease payments of $8,000 for a period of 5 years, of which $8,000 was due upon execution of the agreement. On May 7, 2019, the Company extended the lease with an option to purchase agreement for Mineral Survey 1706 for an additional 5-year period. The property is part of the Homestake Paleoplacer Property, and the Company has maintained the option to purchase the mineral property for $150,000.

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

On April 5, 2017, the Company acquired options to purchase a combination of surface and mineral titles to approximately 293 acres in the Homestake District of the Northern Black Hills of South Dakota. The acquisition included 61 acres located immediately south and contiguous with our City Creek Property; 82 acres located approximately one half mile south of our Blind Gold Property at the western fringe of the historic Maitland Gold Mine; and 141 acres located immediately north and contiguous to our Homestake Paleoplacer Property. The Company is required to make annual lease payments totaling $20,000 for a period of 5 years, of which $20,000 was due upon execution of the agreement. The Company has an option to purchase the mineral properties for total price of $626,392. As of June 30, 2021, the Company is current on all required annual lease payments.

In November 2018, we acquired 42 unpatented lode mining claims covering approximately 718 acres located immediately to the north and adjacent to the Company's City Creek Property. Through this staking, the City Creek project area was expanded from approximately 449 acres to 1,106 acres.

In September 2019, the Company completed the acquisition of 106 unpatented lode mining claims covering approximately 1,167 acres in close proximity to the historic Tinton Gold Camp. The Tinton area was the site of placer mining activity between 1876 and the turn of the century.

On March 6, 2020, the Company completed the acquisition of 65 unpatented lode mining claims covering approximately 1,152 acres in the Homestake District of the Black Hills of South Dakota. The new property is contiguous to the Company's Blind Gold Property.

In May 2020, the Company acquired 67 unpatented lode mining claims covering approximately 1,045 acres located on the western margin of the structural corridor that extends north of the Homestake Gold Mine. The West Corridor property is located just south of the mineral property Dakota Territory acquired from Deadbroke Mining Company in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold).

Note 3-Mineral Properties, continued

In July 2020, the Company staked 166 unpatented lode mining claims covering approximately 3,152 acres located immediately north and adjacent to the Company's City Creek Property. Through this staking, the City Creek project area was expanded from approximately 1,176 acres to 4,319 acres. The City Creek Property is comprised of a combination of patented and unpatented mining claims covering the continuous extension of the iron-formation gold host northeast of the Homestake Mine. The City Creek geology is dominated by the Homestake, Ellison and Poorman stratigraphic sequence that has been delineated by more than 40,000 ft of core drilling across the property. The historic drilling also documents the occurrence of gold mineralization in the classic quartz vein, chlorite-arsenopyrite style of the Homestake Mine.

On September 15, 2020, we completed the acquisition of 50 unpatented lode mining claims covering approximately 840 acres at the historic Ragged Top Gold Camp of the Black Hills of South Dakota. Tertiary-aged gold mineralization in the Ragged Top area is hosted primarily in the Paha Sapa Limestone formation and has been mined from both vertical fissures called "Verticals" and from collapsed breccias. The Ragged Top acquisition is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold).

On October 26, 2020, the Company completed the purchase of the Maitland Gold Property from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation ("Barrick"). At closing, the Company paid Barrick $3.5 million cash and issued 750,000 shares of its common stock valued at $1.76 per share, for total consideration of $4.82 million. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. The 2,112 mineral-acre Maitland acquisition is an important component of the Company's exploration and development strategy for the structural corridor that extends from the Homestake Gold Mine to the Company's Blind Gold Property at the northern end of the Homestake District.

On November 25, 2020, the Company acquired 64 unpatented lode mining claims covering approximately 1,092 acres located south and to the west of the former Homestake Gold Mine at Lead, South Dakota. The Poorman Anticline geological structure is the southwestern-most known extension of the Homestake iron-formation host in the district. Gold mineralization was discovered underground on the 2,600 and 4,100 foot levels in the far western extents of the Homestake Mine in the 1950's and 60's with little historic follow-up exploration in the Poorman Anticline closer to surface. Dakota Territory's targeting in the Poorman Anticline is based on the presence of the Homestake iron-formation host and projected intersections with important shear fabric that is known to have conducted fluids necessary to the deposition of gold mineralization in the northern extents of the structural corridor.

On January 26, 2021, the Company acquired 143 unpatented lode mining claims covering approximately 2,468 acres. The acquisition was based on continuing analysis of the Company's historic data sets coupled with new insights derived from the Company's district-scale airborne geophysical survey flown during the summer of 2020 and increased the acreage covered by three of the Company's existing project areas. At the west side of the Homestake District, the Tinton property was extended to the north and northwest adding approximately 1,966 acres to the original claim block. In the central region of the District, the West Corridor property was extended west to Cleopatra Creek covering approximately 242 additional acres between Richmond Hill and Wharf gold mines, and the Blind Gold Property was expanded west adding approximately 260 acres immediately north of the Richmond Hill Mine.

On March 8, 2021, the Company acquired 39 unpatented lode mining claims covering approximately 806.5 acres at the eastern boundary of the Company's Tinton Property. Tinton was the site of placer mining activity between 1876 and the turn of the century, the lode source for which has not been discovered. Our original Tinton claim block was located based on historic research and exploration conducted by members of our technical team at Homestake Mining Company in the 1980's and 1990's, which suggested a Pre-Cambrian lode source at depth. The latest property acquisition is focussed on additional younger Tertiary-aged gold mineralization in the younger sedimentary and igneous rocks covering the property.

On March 9, 2021, Dakota Territory acquired, by option, 25 patented mining claims covering approximately 307 acres at the eastern boundary of the northern segment of the Company's Ragged Top Property. Two additional unpatented lode claims covering approximately 29 acres were also acquired by staking and added at the north end of the property. The Ragged Top Property has been subject to historic mining operations producing Tertiary-aged gold and silver mineralization primarily from vertical fissures and collapsed breccias within the Paha Sapa limestone unit. The Ragged Top property is located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold).

Note 3-Mineral Properties, continued

On May 21, 2021, the Company purchased surface and mineral title to approximately 213 acres located contiguous to the northwest boundary of the Company's West Corridor Property. The property is located just south of the mineral property Dakota Territory acquired from Deadbroke Mining Company in the Maitland Area in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold). The purchased property is subject to a 2% NSR Royalty held by Homestake Mining Company of California and a buyback right for 51% interest in the property subject to, among other provisions, the establishment of a 1,000,000-ounce reserve and/or inferred resource from one or more deposits located within a one-kilometer area of influence surrounding the property.

During the quarter ended June 30, 2021, the Company purchased an additional 334 acres of patented mining claims.

In total, the Company currently holds eight brownfield project areas in the district comprised of 976 unpatented claims and a combination of surface and mineral leases covering a total of approximately 19,937 acres. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

As of June 30, 2021 and March 31, 2021, the Company's mineral properties totaled $7,357,741 and $5,337,072, respectively. As of June 30, 2021, the Company is in the exploration stage and has not commenced amortization of its properties.

Note 4-Notes Payable

JR Resources Corp.

In February 2020, we entered into a $300,000 unsecured promissory note agreement with JR. The note bore interest at 3.0% per year and was due on May 5, 2020. In May 2020, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, which includes the $300,000 that was advanced in February 2020 and an additional $1,150,000 that was advanced in May 2020. The amended and restated unsecured note bears interest at 0.25% per year, compounded annually, and matures on December 31, 2021.

On October 15, 2020, and as a part of the first closing of our agreement with JR, the promissory note of $1,450,000 was converted into 2,416,667 shares of the Company's common stock, pursuant to its terms. In connection with the conversion, the Company recognized the remaining $1,036,849 of unamortized debt discount as interest expense. For the year ended March 31, 2021, the Company recognized additional interest expense of $1,305,000 related to amortization of the debt discount.

On January 20, 2021 JR lent the Company $300,000, on an unsecured basis. On the occurrence of the final closing, the unpaid principal of the loan would be applied to the consideration relating to the final close.

In March 2021, the Company and JR effected the second and final closing under the option, whereby JR acquired 18,225,000 shares of Company common stock for aggregate consideration of $10,935,000, $10,635,000 in cash and $300,000 upon conversion of the principal amount of the promissory note issued in January 2021. The final closing resulted in a change in control of the Company to JR.

Note 5-Property and Equipment

As of June 30, 2021 and March 31, 2021, the Company's property and equipment consists of the following:

	Estimated Useful Life (Years)	June 30, 2021	March 31, 2021

Land		$70,000	$70,000
Building	39	543,549	503,711
Furniture and equipment	3 - 5	398,006	330,125
Vehicle	5	32,899	-
		1,044,454	903,836
Less accumulated depreciation		(60,753)	(33,092)
Property and equipment, net		$983,701	$870,744

Depreciation expense for the three months ended June 30, 2021 and 2020, was $27,661 and $0, respectively.

Note 6-Shareholders' Equity

Common Stock

Our authorized capital stock consists of 75,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

On June 23, 2021, the Company issued 2,311,000 shares of common stock at a price of $4.50 per Common Share, for gross proceeds of $10,399,500, in connection with the initial tranche of a non-brokered private placement (“Private Placement”). As of June 30, 2021, the Company had received $6,496,034 in connection with the second tranche of the Private Placement, as further discussed in Note 7. The related 1,443,563 shares of common stock were not issued until July 2021.

During the three months ended June 30, 2021, the Company also issued (i) 224,005 shares of common stock valued at $1,119,467 for investment in mineral properties (see Note 3 for further discussion), (ii) 45,563 shares of common stock valued at $223,259 for a settlement of debt (see Note 2 for further discussion), and (iii) 1,450,000 shares of common stock valued at $7,177,500 as bonus shares to directors, employees and consultants to the Company. For the three months ending June 30, 2021, the share-based compensation expense for the bonus shares was allocated $1,361,250 to exploration costs and $5,816,250 to general and administrative expenses.

During the three months ended June 30, 2020, the Company issued 374,544 shares of common stock upon cashless exercise of stock options and warrants.

At June 30, 2021, there were 60,227,899 shares of our common stock outstanding.

Common Stock Options, Restricted Stock Units and Warrants

On March 11, 2021, the Company's board of directors adopted a plan entitled the "2021 Stock Incentive Plan." The 2021 Stock Incentive Plan has a total of 6,250,000 Common Shares available to award to the Company's directors, executive officers and consultants. As of June 30, 2021, a total of 2,378,750 shares of our common stock remained available for future grants under the 2021 Stock Incentive Plan.

On January 25, 2015, the Company's board of directors adopted a plan entitled the "2015 Omnibus Incentive Plan." The 2015 Omnibus Incentive Plan is no longer in effect and no further securities will be issued under the 2015 Omnibus Incentive Plan, other than in respect of 75,000 common stock purchase options that remain outstanding.

Note 6-Shareholders' Equity, continued

Outstanding stock options under the 2021 Stock Incentive Plan have a term of five years. Outstanding stock options granted to third-party service providers generally vest over the period of the contract, which is typically one year. The Company recognized stock-based compensation related to issuance of stock options totaling $3,056,515 ($501,890 being allocated to exploration costs and $2,554,625 and being allocated to administrative expenses) during the three months ended June 30, 2021. No stock-based compensation was recognized by the Company during the three months ended June 30, 2020.

On May 17, 2021, the Company granted 2,071,250 options to officer, directors and consultants. A summary of the Company's stock option activity and related information for the period ended June 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of March 31, 2021	825,000	$1.77	4.61	$2,661,000
Options granted	2,071,250	4.76	4.88	497,100

Outstanding as of June 30, 2021	2,896,250	$3.91	4.80	$3,158,100

Options exercisable as of June 30, 2021	765,417	$4.32	3.84

During the three months ended June 30, 2021, we estimated the fair value of each stock option to have a weighted average grant date fair value of $3.39 per share on the date of grant using a Black Scholes valuation model. The weighted-average assumptions used to calculate the grant date fair value were as follows: exercise price of $4.76, risk-free interest rate of 0.95%, estimated volatility of 90%, dividend yield of 0%, and expected life of 5 years. As at June 30, 2021 the unrecognized compensation cost related to unvested options was $4,963,034.

On June 4, 2021 the Company issued 1,050,000 restricted stock units ("RSU's") with a grant date fair value of $4.95 per share to certain directors, officers, employees and consultants vesting on June 4, 2022. The share-based compensation expense for the RSU's will be amortized monthly and allocated to exploration costs and general and administrative expenses. For the three months ending June 30, 2021, $52,890 and $317,343 were allocated to exploration costs and general and administrative expenses, respectively.

There were no warrants outstanding as of June 30, 2021 and March 31, 2021.

Note 7-Subsequent Events

On August 2, 2021, the Company entered into a series of substantially similar subscription agreements pursuant to which the Company issued and sold to certain investors, in the final tranche of the Private Placement, an aggregate of 120,550 common shares at a price of $4.50 per share, for gross proceeds of $542,475. In aggregate with the first tranche issuance of 2,311,000 common shares for gross proceeds of $10,399,500, and the second tranche issuance of 8,734,611 common shares for $39,305,749.50, the Company issued a total of 11,166,161 common shares for total gross proceeds of $50,247,724.50.

Robert Quartermain, a director and Co-Chair of the Company, purchased 50,000 common shares in the Private Placement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q may also contain statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain "forward-looking statements" within the meaning of the US Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments of our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects", "anticipates", "plans", "estimates" or "intends", the negatives thereof, variations thereon and similar expressions or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

  the progress, potential and uncertainties of our exploration program at our properties located in the Homestake District of the Black Hills of South Dakota (the "Project");
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

  risks associated with the Merger (as defined herein);
  risks associated with lack of defined resources that are not SEC Guide 7 Compliant Reserves, and may never be;
  risks associated with our history of losses and need for additional financing;
  risks associated with our limited operating history;
  risks associated with our properties all being in the exploration stage;
  risks associated with our lack of history in producing metals from our properties;
  risks associated with our need for additional financing to develop a producing mine, if warranted;
  risks associated with our exploration activities not being commercially successful;
  risks associated with ownership of surface rights at our Project;
  risks associated with increased costs affecting our financial condition;
  risks associated with a shortage of equipment and supplies adversely affecting our ability to operate;
  risks associated with mining and mineral exploration being inherently dangerous;
  risks associated with mineralization estimates;
  risks associated with changes in mineralization estimates affecting the economic viability of our properties;
  risks associated with uninsured risks;
  risks associated with mineral operations being subject to market forces beyond our control;
  risks associated with fluctuations in commodity prices;
  risks associated with permitting, licenses and approval processes;
  risks associated with the governmental and environmental regulations;
  risks associated with future legislation regarding the mining industry and climate change;
  risks associated with potential environmental lawsuits;
  risks associated with our land reclamation requirements;
  risks associated with gold mining presenting potential health risks;
  risks associated with the COVID-19 pandemic;
  risks associated with cybersecurity and cyber-attacks;
  risks related to title in our properties;
  risks related to competition in the gold and silver mining industries;
  risks related to economic conditions;

  risks related to our ability to manage growth;
  risks related to the potential difficulty of attracting and retaining qualified personnel;
  risks related to our dependence on key personnel;
  risks related to our SEC filing history; and
  risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

This management's discussion and analysis should be read in conjunction with our financial statements and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under "Risk Factors" of our most recent Form 10-K.

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

Overview

Our goal is to create shareholder value through the acquisition, responsible exploration and future development of high caliber gold properties in the Black Hills of South Dakota. Our management and technical teams have more than 50 combined years of mining and exploration experience in the Black Hills with Homestake Mining Company, which we believe has uniquely positioned Dakota Territory to leverage our direct experience and knowledge of past exploration endeavors to focus our programs at the point where Homestake Mining Company left off in the 1990's.

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

Since 2012, we have consistently pursued a strategy of expanding our portfolio of brownfields exploration properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating the remaining mineral potential. Our property acquisitions have been based on our past exploration experiences, the extensive data sets we have assembled over the past 8 years, and new research we have conducted on the gold system that created the District. We currently hold eight exploration properties covering a total of approximately 19,604 mineral acres. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

Planned Activities

Our planned activities during fiscal 2022 are focussed on advancing our Maitland, Blind Gold, City Creek and Tinton gold exploration properties and to continue to build on our overall property position in the Homestake District of the Black Hills of South Dakota.

We continue to model data acquired by our broad high definition airborne geophysical survey to enhance our current drill targets, as well as to screen other areas of interest within the district. We have budgeted for several field sampling/mapping programs and to continue to locate and add historic information to our extensive data sets. We have planned to complete site preparations and to conduct our first drill program on the deep Maitland iron-formation target and other tertiary-replacement targets in the Maitland area. Additionally, our budget provides for the commencement of necessary permit work for the Blind Gold, Tinton and City Creek Properties and provides for our general operating expenses and the maintenance of the Company's mining claims and leases.

Table: Fiscal Year 2022 Proposed Exploration Expenditures (millions)
General & administrative	$ 3.4
Drilling, Field programs/Met Testing/Data Compilation	$ 6.2
Property Acquisition	$ 3.8
TOTAL	$13.4

Since we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our expenses will not exceed our projections.

Liquidity and Capital Resources

We are an exploration-stage company and do not generate revenues. As such, we finance our operations and the acquisition and exploration of our mineral properties through the issuance of share capital.

As of June 30, 2021, we had working capital of approximately $23,451,000 and our accumulated deficit as of June 30, 2021 was approximately $20,724,000. We had a net loss for the three months ended June 30, 2021 of approximately $12,181,000. On June 23, 2021, we issued 2,311,000 shares of common stock at a price of $4.50 per share, for proceeds of approximately $10,399,500.

During our fiscal year ending March 31, 2022, we plan to spend approximately $13.4 million. The timing of these expenditures is dependent upon a number of factors, including the availability of contractors.

Results of Operations

Three months ended June 30, 2021 and 2020

Revenue

We had no operating revenues for the three months ended June 30, 2021 and 2020. We are not currently profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $20,724,000 as of June 30, 2021.

Exploration Costs

During the three months ended June 30, 2021 and 2020, our exploration costs were approximately $2,184,000 and $126,000, respectively. Included in these costs were share-based compensation and payments of annual claim maintenance fees related to our mineral properties. The increase year over year related to $1,916,030 of share-based compensation expense in the three months ended June 30, 2021 and having additional funds as a result of the financing proceeds from JR (the "Purchase Agreement"), which funded the airborne geophysical survey and review and compilation of historical geological data.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2021 and 2020 were approximately $9,906,000 and $152,000, respectively. These expenditures were primarily for $8,688,218 of share-based compensation expense in the three months ended June 30, 2021, legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.

We had losses from operations for the three months ended June 30, 2021 and 2020 totaling approximately $12,089,000 and $278,000, respectively. We had total net losses for the three months ended June 30, 2021 and 2020 of approximately $12,181,000 and $346,000, respectively. We incurred interest expense from notes payable for the three months ended June 30, 2021 and 2020, respectively, in the amounts of $101 and $69,744 and recognized a loss on settlement of related party debt of $92,045 and $0, respectively. Our money market account generated interest income during the three months ended June 30, 2021 and 2020, respectively, in the amounts of $237 and $2,000.

Off-Balance Sheet Arrangements

For the three months ended June 30, 2021 and 2020, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 3 of the financial statements.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our financial statements: valuation of options granted to directors and officers using the Black-Scholes model and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to our audited annual financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)   We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)   Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

As a result of the existence of these material weaknesses as of June 30, 2021, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021, based on the criteria set forth by the COSO in Internal Control-Integrated Framework.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules.

Changes to Internal Controls and Procedures over Financial Reporting

We intend to modify our internal control over financial reporting once we have adequate funding to allow adding additional advisors to address deficiencies in the financial closing, review and analysis process, which will improve our internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

Management's Remediation Plans

We will look to increase our personnel resources and technical accounting expertise within the accounting function with available funds. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K.

On June 3, 2021, the Company issued 45,563 Common Shares to Gerald Aberle as partial consideration for a settlement of debt. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for purposes of the issuance of issuance common stock.

On June 4, 2021, the Company issued an aggregate of 1,450,000 Common Shares to certain directors and consultants as a share bonus. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for purposes of the issuance of issuance common stock.

During the quarter ended June 30, 2021, the Company issued an aggregate of 222,116 Common Shares to certain vendors of mineral properties as partial consideration for certain mineral properties. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for purposes of the issuance of issuance common stock.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended June 30, 2021, our exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Articles and Bylaws incorporated by reference from our registration statement on Form 10-SB filed on February 27, 2003.
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 17, 2006.
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 17, 2006.
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2006.
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2006.
3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.
3.11	Amended Articles and Plan of Merger filed on September 14, 2012 incorporated by reference from our Current Report on Form 8-K filed on October 3, 2012.
10.1	Agreement and Plan of Merger, effective May 13, 2021, among us, Dakota Holdco Corp., Dakota Merger Sub 1 Inc., Dakota Merger Sub 2 Inc. and JR Resources Corp.
10.2	Form of Dakota Territory Resource Corp. Subscription Agreement
31.1(1)	Section 302 Certification of Jonathan Awde, Chief Executive Officer
31.2(1)	Section 302 Certification of Shawn Campbell, Chief Financial Officer
32.1(1)	Section 906 Certification of Jonathan Awde, Chief Executive Officer
32.2(1)	Section 906 Certification of Shawn Campbell, Chief Financial Officer
101.INS	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement

(1) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP.

/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer, Principal Executive Officer and Director
Dated: August 12, 2021

/s/ Gerald Aberle
By: Gerald Aberle
Chief Operating Officer and Director
Dated: August 12, 2021

/s/ Stephen O'Rourke
By: Stephen T. O'Rourke
Director
Dated: August 12, 2021

/s/ Robert Quartermain
By: Robert Quartermain
Director
Dated: August 12, 2021

/s/ Alex Morrison
By: Alex G. Morrison
Director
Dated: August 12, 2021

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer
Dated: August 12, 2021