Form 10-Q
period 2021-09-30
DAKOTA TERRITORY RESOURCE CORP
filed 2021-11-12
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Yes [  ] No [X]

As of November 10, 2021, there were 70,828,204 shares of common stock outstanding.

DAKOTA TERRITORY RESOURCES CORP

SEPTEMBER 30, 2021

(UNAUDITED)

DAKOTA TERRITORY RESOURCE CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2021	2021
ASSETS

Current assets
Cash and cash equivalents	$52,220,159	$10,392,940
Prepaid expenses and other current assets	147,742	75,608
Total current assets	52,367,901	10,468,548

Mineral properties	15,586,852	5,337,072
Property and equipment	1,075,363	870,744
Total assets	$69,030,116	$16,676,364

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$613,162	$165,024
Current portion of notes payable - related party	-	906,768
Total current liabilities	613,162	1,071,792
Notes payable - related party	-	473,325
Total liabilities	613,162	1,545,117

Commitments and contingencies

Shareholders' equity
Common stock, par value $0.001; 75,000,000 shares authorized, 70,428,204 and 56,197,331 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	70,428	56,197
Additional paid-in capital	94,102,303	23,617,834
Accumulated deficit	(25,755,777)	(8,542,784)
Total equity	68,416,954	15,131,247
Total liabilities and shareholders' equity	$69,030,116	$16,676,364

The accompanying notes are an integral part of these condensed consolidated interim financial statements

DAKOTA TERRITORY RESOURCE CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

Operating expenses
Exploration costs	$4,058,726	$482,189	$1,875,085	$355,728
General and administrative expenses	13,035,979	365,902	3,130,387	214,372
Total operating expenses	17,094,705	848,091	5,005,472	570,100
Loss from operations	(17,094,705)	(848,091)	(5,005,472)	(570,100)

Other income (expense)
Loss on debt settlement	(124,521)	-	(32,476)	-
Interest income	6,334	2,000	6,097	-
Interest expense	(101)	(273,509)	-	(203,765)
Total other expense	(118,288)	(271,509)	(26,379)	(203,765)
Net loss	$(17,212,993)	$(1,119,600)	$(5,031,851)	$(773,865)

Net loss per share:
Basic and diluted net loss per share	$(0.28)	$(0.07)	$(0.08)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	62,220,794	16,869,034	63,876,326	17,322,219

The accompanying notes are an integral part of these condensed consolidated interim financial statements

DAKOTA TERRITORY RESOURCE CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(17,212,993)	$(1,119,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,314,963	-
Loss on settlement of debt	124,521	-
Depreciation expense	58,261	124
Amortization of debt discount	(59,905)	268,151

Changes in current assets and liabilities
Prepaid expenses and other current assets	(72,134)	1,316
Accounts payable and accrued expenses	448,886	48,861
Accounts payable - related party	-	63,151
Notes payable	59,905	-
Net cash used in operating activities	(3,338,496)	(737,997)

Cash flow from investing activities
Purchases of property and equipment	(262,880)	(8,925)
Purchases of mineral properties	(3,286,750)	(220,377)
Net cash used in investing activities	(3,549,630)	(229,302)

Cash flow from financing activities
Proceeds from sale of common stock, net of share issuance costs	49,517,060	380,000
Repayment of note payable - related party	(801,715)	-
Proceeds from exercise of options	-	24,000
Proceeds from the issuance of note payable - related party	-	(60,645)
Proceeds from note payable	-	1,150,000
Repayment of line of credit, net	-	(2,227)
Net cash provided by financing activities	48,715,345	1,491,128

Net change in cash and cash equivalents	41,827,219	523,829
Cash and cash equivalents, beginning of period	10,392,940	146,425
Cash and cash equivalents, end of period	$52,220,159	$670,254

Supplemental cash flow information:
Interest paid	$-	$6,865
Taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for investments in mineral properties	$6,964,463	$-
Common stock issued for payment of notes payable	$703,647	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCE CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended September 30, 2021 and 2020

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit	Total

Balance, March 31, 2021	56,197,331	$56,197	$23,617,834	$(8,542,784)	$15,131,247
Private placement	2,311,000	2,311	10,397,189	-	10,399,500
Cash received for unissued shares	-	-	6,496,034	-	6,496,034
Common stock issued for investment in mineral properties	224,005	224	1,119,241	-	1,119,465
Common stock issued upon issued of debt	45,563	46	223,213	-	223,259
Stock based compensation expense	1,450,000	1,450	10,602,798	-	10,604,248
Net loss for the Period	-	-	-	(12,181,142)	(12,181,142)
Balance, June 30, 2021	60,227,899	$60,228	$52,456,309	$(20,723,926)	$31,792,611
Common stock issued for cash	37,500	37	22,463	-	22,500
Cash received for unissued shares	-	-	(6,496,034)	-	(6,496,034)
Private placement	8,855,161	8,855	39,839,369	-	39,848,224
Common stock issued for investment in mineral properties	1,208,595	1,209	5,843,790	-	5,844,999
Common stock issued upon issued of debt	99,049	99	480,289	-	480,388
Share issuance costs	-	-	(754,598)	-	(754,598)
Stock-based compensation expense	-	-	2,710,715	-	2,710,715
Net loss for the Period	-	-	-	(5,031,851)	(5,031,851)
Balance, September 30, 2021	70,428,204	$70,428	$94,102,303	$(25,755,777)	$68,416,954

Balance, March 31, 2020	16,354,197	$16,354	$2,783,193	$(5,377,743)	$(2,578,196)
Cashless exercise of stock options and warrants	374,544	375	(375)	-	-
Cash received for unissued for cash	-	-	330,000	-	330,000
Debt discount assigned to purchase option	-	-	1,305,000	-	1,305,000
Net loss for the Period	-	-	-	(345,735)	(345,735)
Balance, June 30, 2020	16,728,741	$16,729	$4,417,818	$(5,723,478)	$(1,288,931)
Issuance of previously unissued shares	275,000	275	(275)	-	-
Cash received for unissued shares	-	-	50,000	-	50,000
Common stock issued upon exercise of options	75,000	75	23,700	-	23,775
Common stock issued upon cashless exercise of warrants	550,000	550	(2,200)	-	(1,650)
Net loss for the Period	-	-	-	(773,865)	(773,865)
Balance, September 30, 2020	17,628,741	$17,629	$4,489,043	$(6,497,343)	$(1,990,671)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCES CORP

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Merger Agreement

Pursuant to an Amended and Restated Merger Agreement (the "Merger Agreement"), JR Resources Corp. ("JR") will change its name to Dakota Gold Corp. and the Company will merge (the "Merger") into a subsidiary of JR, with shareholders of the Company receiving one share of common stock of JR for each share of common stock of the Company.

In addition, at the closing of the Merger, (i) each outstanding option to purchase the Company's common stock, whether vested or unvested, will be assumed and converted into an option with respect to a number of shares of JR common stock in the manner set forth in the Merger Agreement and (ii) any outstanding awards of restricted stock units with respect to shares of the Company's common stock will be assumed and converted into the right to receive an award of restricted stock units representing a right to receive a number of shares of JR common stock in the manner set forth in the Merger Agreement. On or prior to the closing of the Merger, JR will have completed a reverse stock split such that the total number of JR shares will be proportionately reduced to 35,641,667.

Note 1-Summary of Accounting Policies, continued

On or before completion of the Mergers: (i) JR will have changed its name to Dakota Gold Corp.; (ii) JR will have completed a reverse stock split such that the total number of JR shares will be proportionately reduced to 35,641,667 JR shares; (iii) shareholders of Dakota Territory other than JR will receive one share of common stock of JR Resources for each share of common stock of Dakota Territory; (iv) each outstanding option to purchase Dakota Territory common stock, whether vested or unvested, will be assumed and converted into an option with respect to a number of shares of JR common stock in the manner set forth in the Merger Agreement; and (v) each outstanding award of restricted stock units with respect to shares of Dakota Territory common stock will be assumed and converted into the right to receive an award of restricted stock units representing a right to receive a number of shares of JR common stock in the manner set forth in the Merger Agreement.

The completion of the Merger is subject to customary closing conditions for a transaction of this nature, including securities law compliance and the approval of the Company's shareholders.

Consolidation

On April 30, 2021, the Company incorporated Dakota Gold Services (Canada) Corp. ("Dakota Canada") under the British Columbia Business Corporations Act. These financial statements consolidate Dakota Canada, a wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated on consolidation.

Note 2-Related Party Transactions

The Company engages in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle is the Company's former President, Chief Executive Officer and is currently Chief Operating Officer of the Company. He is also a director and significant shareholder of the Company and the owner of Jerikodie Inc. ("Jerikodie"). Under a February 2012 agreement, Jerikodie earned a fixed consulting fee of $9,000 per month, plus approved expenses. In October 2020, the Company paid Jerikodie $200,000 of the approximate $729,500 owed to it for consulting fees and issued a note payable to Jerikodie for the remaining balance of approximately $529,500 bearing interest at 0.25% per year. On June 1, 2021 the Company and Jerikodie settled debt of $529,544 through the payment of $376,550 and the issuance of 45,563 shares of common stock. Upon settlement, the Company recognized all unamortized debt discount on the note totaling $22,029. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note, resulting in a loss on settlement of $92,045. During the three and six months ended September 30, 2021, the Company paid Jerikodie $0 and $66,178, respectively (2020 - $27,000 and $54,000, respectively) for consulting fees, in addition to $25,000 in the three months ended September 30, 2021 for a net smelter royalty disclosed below. Effective April 15,2021, Mr. Aberle transitioned from being a consultant to being an employee of the Company and the agreement with Jerikodie was terminated. The Company engaged a Company controlled by a family member of Mr. Aberle, for the purpose of providing general labor and during the three and six months ended September 30, 2021 and incurred $268 and $21,001 in costs, respectively (2020 - $0 and $2,326, respectively).

Mr. Richard Bachman is the Company's former Chief Geological Officer ("CGO"). He is also a significant shareholder of the Company and the owner of Minera Teles Pires Inc. ("Minera Teles"). Under an October 2005 agreement that expired in March 2020, Minera Teles earned a $10,000 monthly consulting fee and received $1,500 per month for office rent and expenses. The consulting fee was divided between a $5,000 per month cash payment and a $5,000 per month deferred amount. The Company also owed Mr. Bachman, individually, $305,145 in unsecured loans. These unsecured loans bear interest at rates ranging from 3% to 4% per year and are due on demand. In June 2020, the Company repaid $40,145 of unsecured loans, plus accrued interest totaling $6,095. In October 2020, the Company paid Minera Teles $200,000 for amounts owed for prior services and combined the remaining amount owed of approximately $795,500 with amounts owed under the unsecured loans, including unpaid interest, into a new note in the amount of $1,055,310, bearing interest at 0.25% per year. A payment of $145,000 was made in December 2020. In July 2021, the Company and Mr. Bachman settled debt of $872,578 through the payment of $425,165 in cash and the issuance of 99,049 shares of common stock. Upon settlement, the Company recognized all unamortized debt discount on the note totaling $37,876. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note, resulting in a loss on settlement of $32,476.

During the three and six months ended September 30, 2021, the Company paid $0 and $6,000, respectively (2020 - $9,000 and $18,000, respectively) for consulting fees to WCM Associates, LP, an entity controlled by the Company's former CFO.

Messrs. Aberle and Bachman owned a 5% net smelter return royalty on the original 84 unpatented mining claims that comprised the Blind Gold Property. During the three months ended September 30, 2021, the Company extinguished the royalty by paying Messrs. Aberle and Bachman $25,000 each and recognized as exploration expenses.

Note 2-Related Party Transactions, continued

Jonathan Awde was appointed Chief Executive Officer and Gerald Aberle resigned as Chief Executive Officer and was appointed Chief Operating Officer. He is also a director and significant shareholder of the Company. Under a March 2021 agreement, Jonathan Awde earns a fixed consulting fee of $23,750 per month, plus approved expenses.

Note 3-Mineral Properties

On September 26, 2012, the Company was re-organized with North Homestake Mining Company and acquired the Blind Gold Property located in the Black Hills of South Dakota. In 2018 and 2019, the Company acquired additional acreage associated with the Company's City Creek Property and the Tinton Gold Camp. In 2020 and 2021, the Company increased the size of the Company's Blind Gold Property, the Tinton Property, the Poorman Anticline Property, the Ragged Top Gold Camp, the West Corridor Property and the City Creek Property through both acquisitions and staking.

On October 26, 2020, the Company completed the purchase of the Maitland Gold Property from Homestake Mining Company of California ("HMCC"), a wholly owned subsidiary of Barrick Gold Corporation ("Barrick"). At closing, the Company paid Barrick $3.5 million cash and issued 750,000 shares of its common stock valued at $1.76 per share, for total consideration of $4.82 million. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. The 2,112 mineral-acre Maitland acquisition is an important component of the Company's exploration and development strategy for the structural corridor that extends from the Homestake Gold Mine to the Company's Blind Gold Property at the northern end of the Homestake District.

On October 14, 2021 the Company entered into an option agreement to acquire the Richmond Hill Property in the Homestake District, South Dakota. Under the terms of the agreement, Dakota Territory has a three-year option to acquire 2,126 acres of surface and mineral rights with attendant facilities. The Company issued 400,000 Shares to Barrick and will make annual Option payments of $100,000 during the option period. The Company may exercise the Option on or before September 7, 2024, by assuming all of the liabilities and bonds associated with the Richmond Hill Property. In addition, on exercise of the option, the Company will issue Barrick an additional 400,000 shares and grant a 1% NSR to Barrick with respect to any gold that may be recovered from the Richmond Hill Property.

On September 7, 2021 the Company entered into an option agreement to acquire surface rights and certain residual facilities in the Homestake District, South Dakota from the HMCC. The agreement provides for exclusive access to Homestake's extensive historic data sets which chronicle its 145-year exploration and mining history throughout South Dakota. Under the terms of the agreement, the Company has a three-year option to acquire 4,261 acres of surface rights with attendant facilities and data held by HMCC. In consideration for the option, the Company made a cash payment of US$1.3 million and issued 1 million shares of common stock to Barrick and will make annual Option payments of US$300,000 during the Option period. The Company may exercise the option on or before September 7, 2024, by assuming all of the liabilities and bonds currently held by HMCC in the Homestake District. In addition, on exercise of the Option, Dakota Territory will issue Barrick 3 million Shares and grant a 2.5% NSR to Barrick with respect to any gold that may be recovered from the Grizzly Gulch property.

In total, the Company currently holds nine brownfield project areas in the district comprised of 1,722 unpatented claims and a combination of surface and mineral leases covering a total of approximately 38,918 acres. We have not established that any of our projects or properties contain any proven or probable reserves under SEC Industry Guide 7.

As of September 30, 2021 and March 31, 2021, the Company's mineral properties totaled $15,586,852 and $5,337,072, respectively. As of September 30, 2021, the Company is in the exploration stage and has not commenced amortization of its properties.

Note 4-Notes Payable, continued

JR Resources Corp.

In February 2020, the Company entered into a $300,000 unsecured promissory note agreement with JR. The note bore interest at 3.0% per year and was due on May 5, 2020. In May 2020, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, which includes the $300,000 that was advanced in February 2020 and an additional $1,150,000 that was advanced in May 2020. The amended and restated unsecured note bears interest at 0.25% per year, compounded annually, and matures on December 31, 2021.

Note 4-Notes Payable

On January 20, 2021, the Company borrowed $300,000 from JR, on an unsecured basis. On the occurrence of the final closing of the proposed merger, the unpaid principal of the loan would be applied to the consideration relating to the final close.

In March 2021, the Company and JR effected the second and final closing under the option, whereby JR acquired 18,225,000 shares of Company common stock for aggregate consideration of $10,935,000, $10,635,000 in cash and $300,000 upon conversion of the principal amount of the promissory note issued in January 2021. The final closing increased JR's common stock ownership above 50%.

Note 5-Property and Equipment

As of September 30, 2021 and March 31, 2021, the Company's property and equipment consists of the following:

	Estimated Useful Life (Years)	September 30, 2021	March 31, 2021
Land		$70,000	$70,000
Building	39	559,503	503,711
Furniture and equipment	3 - 5	463,814	330,125
	5	73,399	-
		1,166,716	903,836
Less accumulated depreciation		(91,353)	(33,092)
Property and equipment, net		$1,075,363	$870,744

Depreciation expense for the three and six months ended September 30, 2021 was $30,600 and $58,261, respectively. Depreciation expense for the three and six months ended September 30, 2020 was $124 and $124, respectively.

Note 6-Shareholders' Equity

Common Stock

Our authorized capital stock consists of 75,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

On June 23, 2021, the Company issued 2,311,000 shares of common stock at a price of $4.50 per Common Share, for gross proceeds of $10,399,500 in connection with the initial tranche of a non-brokered private placement ("Private Placement"). On July 21, 2021, the Company issued 8,734,611 shares of common stock at a price of $4.50 per Common Share, for gross proceeds of $39,305,750 in connection with the second tranche of the non-brokered Private Placement. On August 2, 2021, the Company entered into a series of substantially similar subscription agreements, pursuant to which the Company issued and sold to certain investors, in the final tranche of the Private Placement, an aggregate of 120,550 common shares at a price of $4.50 per share, for gross proceeds of $542,475. In aggregate, the Company issued a total of 11,166,161 common shares for total gross proceeds of $50,247,725. Robert Quartermain, a director and Co-Chair of the Company, purchased 50,000 common shares in the Private Placement. The Company paid a total of $754,598 in share issuance costs related to the Private Placement.

During the six months ended September 30, 2021, the Company also issued (i) 1,432,600 shares of common stock valued at $6,964,463 for investment in mineral properties (see Note 3 for additional discussion), (ii) 144,612 shares of common stock valued at $703,646 for settlements of debt (see Note 2 for additional discussion), and (iii) 1,450,000 shares of common stock valued at $7,177,500 as bonus shares to directors, employees and consultants to the Company and (iv) 37,500 shares of common stock for cash consideration of $37,500. For the six months ended September 30, 2021, the share-based compensation expense for the bonus shares was allocated $1,361,250 to exploration costs and $5,816,250 to general and administrative expenses.

Of the 1,450,000 shares of common stock issued as bonus shares, 400,000 shares vested on June 4, 2021 and the remaining 1,050,000 shares will vest on June 4, 2022. The share-based compensation expense on the unvested bonus shares is being amortized on a straight-line basis until the vest date.

During the three months ended June 30, 2020, the Company issued 374,544 shares of common stock upon cashless exercise of stock options and warrants and during the three months ended September 30, 2020, the Company issued 900,000 shares of common stock for $354,000 in cash upon the exercises of stock options and warrants. In September 2020, warrants to purchase 125,000 shares of common stock were exercised for $50,000 by an investor. These shares were not issued until October 2020.

Note 6-Shareholders' Equity, continued

At September 30, 2021, there were 70,428,204 shares of the Company's common stock outstanding.

Common Stock Options, Restricted Stock Units and Warrants

On January 25, 2015, the Company's board of directors adopted a plan entitled the "2015 Omnibus Incentive Plan." The 2015 Omnibus Incentive Plan is no longer in effect and no further securities will be issued under the 2015 Omnibus Incentive Plan, other than in respect of 75,000 common stock purchase options that remain outstanding.

On March 11, 2021, the Company's board of directors adopted a plan entitled the "2021 Stock Incentive Plan." The 2021 Stock Incentive Plan has a total of 6,250,000 Common Shares available to award to the Company's directors, executive officers and consultants. As of September 30, 2021, a total of 2,103,750 shares of our common stock remained available for future grants under the 2021 Stock Incentive Plan.

Outstanding stock options under the 2021 Stock Incentive Plan have a term of five years. Outstanding stock options granted to third-party service providers generally vest over a period of up to two years. The Company recognized stock-based compensation related to issuance of stock options totaling $2,710,715 ($699,887 being allocated to exploration costs and $2,010,828 being allocated to administrative expenses) during the six months ended September 30, 2021. No stock-based compensation was recognized by the Company during the six months ended September 30, 2020.

On May 17, 2021, the Company granted 2,071,250 options, to officer, directors and consultants and on September 13, 2021, the Company granted a total of 200,000 options to directors.

A summary of the Company's stock option activity and related information for the period ended September 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of March 31, 2021	825,000	$1.77	4.61	$2,265,000
Options granted	2,271,250	4.79	4.66	(611,100)

Outstanding as of September 30, 2021	3,096,250	$3.99	4.58	$1,653,900

Options exercisable as of September 30, 2021	832,083	$4.39	4.6

During the six months ended September 30, 2021, we estimated the fair value of each stock option to have a weighted average grant date fair value of $3.39 per share on the date of grant using a Black Scholes valuation model. The weighted-average assumptions used to calculate the grant date fair value were as follows: exercise price of $4.76, risk-free interest rate ranging from 0.39% - 1.02%, estimated volatility between 82.61% and 95.82%, dividend yield of 0%, and expected life of 4.08 to 5 years. As at September 30, 2021 the unrecognized compensation cost related to unvested options was $5,312,119.

On September 13, 2021 the Company granted 200,000 Stock Options with a grant date fair value of $5.13 per share to certain directors, vesting over a period of 24 months. The share-based compensation expense for the stock options will be allocated to general and administrative expenses. For the three months ending September 30, 2021, $264,475 was allocated to general and administrative expenses pursuant to these grants.

There were no warrants outstanding as of September 30, 2021 and March 31, 2021.

Note 7-Subsequent Event

On October 18, 2021 the Company granted 300,000 Stock Options to an employee at an exercise price of $4.60 per option and vesting over a period of 24 months, with a grant date fair value of $3.60 per share, as well as 125,000 restricted stock units ("RSU") with a grant date fair value of $4.60 vesting on June 4, 2022. The share-based compensation expense for the stock options and RSUs will be allocated to exploration expenses.

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

  the progress, potential and uncertainties of our exploration program at our properties located in the Homestake District of South Dakota (the "Project");
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

  risks associated with the Merger;
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

Overview

Our goal is to create shareholder value through the acquisition, responsible exploration and future development of high caliber gold properties in the Homestake District of South Dakota. Our management and technical teams have more than 50 combined years of mining and exploration experience with Homestake Mining Company, which we believe has uniquely positioned Dakota Territory to leverage our direct experience and knowledge of past exploration endeavors to focus our programs at the point where Homestake Mining Company left off in the 1990's.

The Homestake District has yielded approximately 44.6 million ounces of gold production from a 100 square mile area. Despite the historic gold gold production from the area, we believe the District is generally underexplored and lacks a concerted effort to search for gold under the cover of younger sedimentary and igneous rocks that dominate the surface. The Homestake District is a safe low-cost jurisdiction with well-developed mining infrastructure and is a jurisdiction in which regulatory authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

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

Planned Activities

Our planned activities during fiscal 2022 are focussed on advancing our Maitland, Blind Gold, City Creek and Tinton gold exploration properties and to continue to build on our overall property position in the Homestake District of South Dakota.

We continue to model data acquired by our broad high-definition airborne geophysical survey - as well as a recent and extensive ground geophysics survey covering a large area in the Homestake District - to enhance our current drill targets, as well as to screen other areas of interest within the district. We have budgeted for several field sampling/mapping programs and to continue to locate and add historic information to our extensive data sets. We have planned to complete site preparations and to conduct our first drill program on the deep Maitland iron-formation target and other tertiary-replacement targets in the Maitland area - as well as deep iron-formation targets and other tertiary-replacement targets at our City Creek Property, and targets in the new option agreement area at Richmond Hill. Additionally, our budget provides for the commencement of necessary permit work for the Blind Gold, Tinton and City Creek Properties and provides for our general operating expenses and the maintenance of the Company's mining claims and leases.

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

As at the date of this management's discussion and analysis, the company has commitments to purchase three exploration properties, totaling approximately $503,000, which are expected to close in November and December 2021.

Merger Agreement

Pursuant to an Amended and Restated Merger Agreement (the "Merger Agreement"), JR Resources Corp. ("JR") will change its name to Dakota Gold Corp. and the Company will merge (the "Merger") into a subsidiary of JR, with shareholders of the Company receiving one share of common stock of JR for each share of common stock of the Company.

In addition, at the closing of the Merger, (i) each outstanding option to purchase the Company's common stock, whether vested or unvested, will be assumed and converted into an option with respect to a number of shares of JR common stock in the manner set forth in the Merger Agreement and (ii) any outstanding awards of restricted stock units with respect to shares of the Company's common stock will be assumed and converted into the right to receive an award of restricted stock units representing a right to receive a number of shares of JR common stock in the manner set forth in the Merger Agreement. On or prior to the closing of the Merger, JR will have completed a reverse stock split such that the total number of JR shares will be proportionately reduced to 35,641,667.

On or before completion of the Mergers: (i) JR will have changed its name to Dakota Gold Corp.; (ii) JR will have completed a reverse stock split such that the total number of JR shares will be proportionately reduced to 35,641,667 JR shares; (iii) shareholders of Dakota Territory other than JR will receive one share of common stock of JR Resources for each share of common stock of Dakota Territory; (iv) each outstanding option to purchase Dakota Territory common stock, whether vested or unvested, will be assumed and converted into an option with respect to a number of shares of JR common stock in the manner set forth in the Merger Agreement; and (v) each outstanding award of restricted stock units with respect to shares of Dakota Territory common stock will be assumed and converted into the right to receive an award of restricted stock units representing a right to receive a number of shares of JR common stock in the manner set forth in the Merger Agreement.

The completion of the Merger is subject to customary closing conditions for a transaction of this nature, including securities law compliance and the approval of the Company's shareholders.

Liquidity and Capital Resources

We are an exploration-stage company and do not generate revenues. As such, we finance our operations and the acquisition and exploration of our mineral properties through the issuance of share capital, and we could be materially adversely affected if we were unable to raise capital because of market or other factors.

As of September 30, 2021, we had working capital of $51,754,820 and our accumulated deficit as of September 30, 2021 was $25,755,696. We had a net loss for the six months ended September 30, 2021 of $17,212,912.

During the six months ended September 30, 2021, the Company issued a total of 11,203,661 shares of common stock for net proceeds of $49,504,424.

During our fiscal year ending March 31, 2022, the Company plans to spend approximately $13.4 million. The timing of these expenditures is dependent upon a number of factors, including the availability of contractors.

Results of Operations

Three months ended September 30, 2021 and 2020

Revenue

We had no operating revenues for the three months ended September 30, 2021 and 2020.

Exploration Costs

During the three months ended September 30, 2021 and 2020, our exploration costs were approximately $1,847,676 and $355,728, respectively. Included in these costs were share-based compensation and payments of annual claim maintenance fees related to our mineral properties. The largest increase year over year related to $878,250 of share-based compensation expense in the three months ended September 30, 2021 (2020 - $0) and having additional funds as a result of the financing proceeds from JR (the "Purchase Agreement"), which funded the airborne geophysical survey and review and compilation of historical geological data.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2021 and 2020 were $3,157,804 and $214,372, respectively. These largest expense was for $1,832,465 of share-based compensation expense in the three months ended September 30, 2021 (2020 - $0), while legal, accounting and professional fees and investor relations accounted for $597,887 (2020 - $90,663).

Six months ended September 30, 2021 and 2020

Revenue

We had no operating revenues for the six months ended September 30, 2021 and are currently not profitable. As a result of ongoing operating losses, we had an accumulated deficit of approximately $25,755,696 as of September 30, 2021.

Exploration Costs

During the six months ended September 30, 2021, our exploration costs were approximately $4,031,317 (2020 - $482,189). Included in these costs were share-based compensation and payments of annual claim maintenance fees related to our mineral properties. The increase year over year related to $2,794,280 of share-based compensation expense in the six months ended September 30, 2021 (2020 - $0) and having additional funds as a result of the financing proceeds from JR (the "Purchase Agreement"), which funded the airborne geophysical survey and review and compilation of historical geological data.

General and Administrative

Our general and administrative expenses for the six months ended September 30, 2021 and 2020 were approximately $13,063,396 and $365,902, respectively. The largest expense was $10,520,683 for share-based compensation in the six months ended September 30, 2021 (2020 - $0). Other general and administrative expenses necessary for our operations accounted for $1,593,952 during the six-month period (2020 - $190,639) and legal, accounting and professional fees and investor relations during the six-month period were $911,715 (2020 - $175,403).

We had losses from operations for the six months ended September 30, 2021 and 2020 totaling approximately $17,094,713 and $848,091, respectively. We had total net losses for the six months ended September 30, 2021 and 2020 of approximately $17,212,912 and $1,119,600, respectively. We incurred interest expense for the six months ended September 30, 2021 and 2020, respectively, in the amounts of $12 and $273,509 and recognized a loss on settlement of related party debt of $124,521 and $0, respectively. Our money market account generated interest income during the six months ended September 30, 2021 and 2020, respectively, in the amounts of $6,334 and $2,000.

Off-Balance Sheet Arrangements

As at September 30, 2021 and 2020, we have off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 3 of the financial statements.

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

As previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC for the year ending March 31, 2021, the Company identified a material weakness related to insufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of GAAP . Additionally, the company did not have an independent Audit Committee.  Due to its small size, the Company did not have proper segregation of duties in certain areas of the financial reporting process, including cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment.

As a result of the existence of these material weaknesses as of September 30, 2021, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2021, based on the criteria set forth by the COSO in Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is committed to maintaining a strong internal control environment. In order to address the material weaknesses in internal control over financial reporting noted above, management with oversight and direction from the Audit Committee and the Board of Directors, is developing a remediation plan. We have taken the following remediation steps:

-      Formed an independent Audit Committee in September 2021.  The Audit Committee has responsibility for oversight of the financial reporting process and the company's system of internal controls.

- Engaged a third party, and hired additional personnel to assist the company with accounting and reporting requirements and address segregation of duties issues.

- Identified a third-party advisor to assist with the remediation plan and continuous control improvement initiatives. We expect to execute a signed engagement with this advisor in November 2021.

As we continue to develop and implement our remediation plan, additional remediation steps will be identified and adopted.

We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

On August 2, 2021, the Company issued 99,049 Common Shares to Richard Bachman as partial consideration for a settlement of debt. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for purposes of the issuance of common stock.

During the quarter ended September 30, 2021, the Company issued an aggregate of 1,208,595 Common Shares to certain vendors of mineral properties as partial consideration for certain mineral properties. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for purposes of the issuance of issuance common stock.

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

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description

3.1	Articles and Bylaws incorporated by reference from our registration statement on Form 10-SB filed on February 27, 2003.

3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 17, 2006.

3.3	Certificate of Change dated June 2, 2005 incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 17, 2006.

3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2006

3.5	Certificate of Change incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2006.

3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from our Annual Report on Form 10-KSB filed on July 14, 2006.

3.7	Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.

3.8	Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.

3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.

3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from our Current Report on Form 8-K filed on July 5, 2006.

3.11	Amended Articles and Plan of Merger filed on September 14, 2012 incorporated by reference from our Current Report on Form 8-K filed on October 3, 2012.

10.1	Agreement and Plan of Merger, effective May 26, 2021, among us, Dakota Holdco Corp., Dakota Merger Sub 1 Inc., Dakota Merger Sub 2 Inc. and JR Resources Corp.

10.2	Amended and Restated Agreement and Plan of Merger, dated as of September 10, 2021, by and among Dakota Territory Resource Corp., JR Resources Corp., DGC Merger Sub I Corp., and DGC Merger Sub II LLC.

10.3	Form of Dakota Territory Resource Corp. Subscription Agreement

10.4	Option Agreement for Purchase and Sale of Real Property dated September 7, 2021 between Homestake Mining Company of California and Dakota Territory Resource Corp.

10.5	Option Agreement for Purchase and Sale of Real Property dated October 14, 2021 between Homestake Mining Company of California, LAC Minerals (USA) LLC and Dakota Territory Resource Corp.

31.1(1)	Section 302 Certification of Jonathan Awde, Chief Executive Officer

31.2(1)	Section 302 Certification of Shawn Campbell, Chief Financial Officer

32.1(1)	Section 906 Certification of Jonathan Awde, Chief Executive Officer

32.2(1)	Section 906 Certification of Shawn Campbell, Chief Financial Officer

101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement

(1) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA TERRITORY RESOURCE CORP.

/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer, Principal Executive Officer and Director
Dated: November 10, 2021

/s/ Gerald Aberle
By: Gerald Aberle
Chief Operating Officer and Director
Dated: November 10, 2021

/s/ Stephen O'Rourke
By: Stephen T. O'Rourke
Director
Dated: November 10, 2021

/s/ Robert Quartermain
By: Robert Quartermain
Director
Dated: November 10, 2021

/s/ Alex Morrison
By: Alex G. Morrison
Director
Dated: November 10, 2021

/s/ Jennifer Grafton
By: Jennifer Grafton
Director
Dated: November 10, 2021

/s/ Amy Koenig
By: Amy Koenig
Director
Dated: November 10, 2021

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer
Dated: November 10, 2021