Form 10-Q
period 2021-12-31
DAKOTA TERRITORY RESOURCE CORP
filed 2022-02-10
CIK 1182737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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

As of February 9, 2022, there were 70,828,204 shares of common stock outstanding.

DAKOTA TERRITORY RESOURCES CORP

DECEMBER 31, 2021

(UNAUDITED)

DAKOTA TERRITORY RESOURCE CORP.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2021	2021
ASSETS

Current assets
Cash and cash equivalents	$46,637,914	$10,392,940
Prepaid expenses and other current assets	173,604	75,608
Total current assets	46,811,518	10,468,548

Mineral properties	20,297,409	5,337,072
Property and equipment	1,341,109	870,744
Total assets	$68,450,036	$16,676,364

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$619,598	$165,024
Current portion of notes payable - related party	-	906,768
Total current liabilities	619,598	1,071,792

Notes payable - related party	-	473,325
Total liabilities	619,598	1,545,117

Commitments and contingencies

Shareholders' equity
Common stock, par value $0.001; 75,000,000 shares authorized, 70,828,204 and 56,197,331 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	70,828	56,197
Additional paid-in capital	98,956,100	23,617,834
Accumulated deficit	(31,196,490)	(8,542,784)
Total shareholders' equity	67,830,438	15,131,247
Total liabilities and shareholders' equity	$68,450,036	$16,676,364

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCE CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Operating expenses
Exploration costs	$2,058,521	$94,071	$6,117,247	$576,260
General and administrative expenses	3,391,952	158,364	16,427,931	524,266
Total operating expenses	5,450,473	252,435	22,545,178	1,100,526
Loss from operations	(5,450,473)	(252,435)	(22,545,178)	(1,100,526)

Other income (expense)
Loss on debt settlement	-	-	(124,521)	-
Interest income	9,760	140	16,094	2,140
Interest expense	-	(1,048,735)	(101)	(1,322,244)
Other income	-	5,000	-	5,000
Total other income (expense)	9,760	(1,043,595)	(108,528)	(1,315,104)
Net loss	$(5,440,713)	$(1,296,030)	$(22,653,706)	$(2,415,630)

Net loss per share:
Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.35)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	70,541,658	31,374,130	65,079,372	21,174,813

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCE CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2021	2020

Cash flows from operating activities
Net loss	$(22,653,706)	$(2,415,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,353,160	-
Loss on settlement of debt	124,521	-
Depreciation expense	103,411	868
Amortization of debt discount	-	1,315,644

Changes in current assets and liabilities
Prepaid expenses and other current assets	(97,996)	(87,604)
Accounts payable and accrued expenses	455,322	(100,104)
Accounts payable - related party	-	(329,621)
Net cash used in operating activities	(5,715,288)	(1,616,447)

Cash flow from investing activities
Purchases of property and equipment	(573,776)	(20,789)
Purchases of mineral properties	(6,179,873)	(3,751,012)
Net cash used in investing activities	(6,753,649)	(3,771,801)

Cash flow from financing activities
Proceeds from sale of common stock	50,270,224	9,380,000
Share issuance costs	(754,598)	-
Repayment of note payable - related party	(801,715)	-
Proceeds from exercise of options	-	631,000
Proceeds from the issuance of note payable - related party	-	(210,645)
Proceeds from note payable	-	1,150,000
Repayment of line of credit, net	-	(5,194)
Net cash provided by financing activities	48,713,911	10,945,161

Net change in cash and cash equivalents	36,244,974	5,556,913
Cash and cash equivalents, beginning of period	10,392,940	146,425
Cash and cash equivalents, end of period	$46,637,914	$5,703,338

Supplemental cash flow information:
Interest paid	$-	$6,865

Non-cash investing and financing activities:
Common stock issued for investments in mineral properties	$8,780,464	$1,320,000
Common stock issued for settlement of notes payable	$703,647	$-
Common stock issued upon conversion of note payable	$-	$1,450,000
Related party accounts payable converted to related party note	$-	$1,447,997

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCE CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the three months ended December 31, 2021 and 2020 (Unaudited)
	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2021	70,428,204	$70,428	$94,102,303	$(25,755,777)	$68,416,954
Common stock issued for investment in mineral properties	400,000	400	1,815,600	-	1,816,000
Stock-based compensation expense	-	-	3,038,197	-	3,038,197
Net loss for the period	-	-	-	(5,440,713)	(5,440,713)

Balance, December 31, 2021	70,828,204	$70,828	$98,956,100	$(31,196,490)	$67,830,438

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 30, 2020	17,628,741	$17,629	$4,490,918	$(6,497,343)	$(1,988,796)
Issuance of previously unissued shares	137,500	138	(138)	-	-
Common stock issued for cash	15,000,000	15,000	8,985,000	-	9,000,000
Common stock issued for investment in mineral properties	750,000	750	1,319,250	-	1,320,000
Common stock issued upon conversion of debt	2,416,667	2,417	1,447,583	-	1,450,000
Common stock issued upon exercise of options and warrants	1,912,500	1,913	605,087	-	607,000
Common stock issued upon cashless exercise of options	126,923	127	(127)	-	-
Debt discount on notes payable, related party	-	-	86,024	-	86,024
Cash dividend	-	-	(4,357,246)	-	(4,357,246)
Net loss for the period	-	-	-	(1,296,030)	(1,296,030)

Balance, December 31, 2020	37,972,331	$37,974	$12,576,351	$(7,793,373)	$4,820,952

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA TERRITORY RESOURCE CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended December 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2021	56,197,331	$56,197	$23,617,834	$(8,542,784)	$15,131,247
Private placement	11,203,661	11,203	50,259,021	-	50,270,224
Common stock issued for investment in mineral properties	1,832,600	1,833	8,778,631	-	8,780,464
Common stock issued upon settlement of debt	144,612	145	703,502	-	703,647
Share issuance costs	-	-	(754,598)	-	(754,598)
Stock-based compensation expense	1,450,000	1,450	16,351,710	-	16,353,160
Net loss for the period	-	-	-	(22,653,706)	(22,653,706)

Balance, December 31, 2021	70,828,204	$70,828	$98,956,100	$(31,196,490)	$67,830,438

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2020	16,354,197	$16,354	$2,783,193	$(5,377,743)	$(2,578,196)
Issuance of previously unissued shares	412,500	413	(413)	-	-
Cash received for unissued shares	-	-	380,000	-	380,000
Common stock issued for cash	15,000,000	15,000	8,985,000	-	9,000,000
Common stock issued for investment in mineral properties	750,000	750	1,319,250	-	1,320,000
Common stock issued upon conversion of debt	2,416,667	2,417	1,447,583	-	1,450,000
Common stock issued upon exercise of options and warrants	1,987,500	1,988	629,012	-	631,000
Common stock issued upon cashless exercise of options and warrants	1,051,467	1,052	(1,052)	-	-
Debt discount assigned to purchase option	-	-	1,305,000	-	1,305,000
Debt discount on notes payable, related party	-	-	86,024	-	86,024
Cash dividend	-	-	(4,357,246)	-	(4,357,246)
Net loss for the period	-	-	-	(2,415,630)	(2,415,630)

Balance, December 31, 2020	37,972,331	$37,974	$12,576,351	$(7,793,373)	$4,820,952

The accompanying notes are an integral part of these condensed consolidated interim financial statements

DAKOTA TERRITORY RESOURCES CORP

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2021, and 2020

(UNAUDITED)

Note 1-Summary of Accounting Policies

Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements ("interim financial statements") of Dakota Territory Resource Corp. ("we", "us", "our", the "Company", "Dakota Territory") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission ("SEC") for interim statements, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, for the year ended March 31, 2021, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2021, as reported in the Company's Annual Report on Form 10-K, have been omitted. The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K.

Uncertainties and Economic Development

In March 2020, the World Health Organization designated the new coronavirus ("COVID-19") as a global pandemic. Federal, state and local governments have mandated orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, restrictions on travel, and work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has resulted in significant volatility in the financial markets. The restrictions put in place by federal, state and local governments could delay the Company's exploratory programs on its mineral properties. Furthermore, the impact of the pandemic on the global economy could also negatively impact the availability and cost of future borrowings or equity financing should the need arise. It is unknown how long the adverse conditions associated with the pandemic will last and what the complete financial effect will be to the Company. The Company continues to monitor the impact that the pandemic, including relief bills enacted in response thereto, may have on operations. Currently, the Company is unable to determine the impact that the pandemic will have on its financial condition, results of operations, or liquidity.

Reverse Stock Split

On May 13, 2021, the Board of Directors of the Company approved a reverse stock split of the Company's common stock at a ratio of 1-for-4. The reverse stock split was made effective on May 25, 2021, and all share numbers and common stock prices presented give effect to the reverse split.

Merger Agreement

On September 10, 2021, the Company and JR Resources Corp. ("JR") entered into an Amended and Restated Agreement and Plan of Merger (as may be amended from time to time, the "merger agreement") providing for a business combination of the Company and JR. Prior to the completion of the transactions, JR will change its name to Dakota Gold Corp. ("Dakota Gold").

Under the terms of the merger agreement, after the completion of the transactions, Dakota Gold will be the parent company. In the transactions, the Company's stockholders will receive one share of Dakota Gold common stock for each share of the Company's common stock that they own at the time of the closing of the transactions. It is anticipated that, upon the closing of the transactions, the Company's former stockholders will own approximately 49% and JR's existing stockholders will own approximately 51% of the outstanding shares of Dakota Gold Corp. common stock.

On February 1, 2022, the Company announced the United State Securities and Exchange Commission (the "SEC") declared effective the Company and JR's registration statement on Form S-4, filed in connection with their merger (the "Merger") pursuant to the merger agreement.

Note 1-Summary of Accounting Policies, continued

The parties contemplate that, effective at, or around the time of, the completion of the transactions, Dakota Gold's common stock will be traded on the NYSE American stock exchange (the "NYSE American") under the symbol "DGC" through the "uplisting" of the Company's common stock, which currently trades on the OTCQB under the symbol "DTRC." Although the Company's has applied for listing of Dakota Gold's common stock on the NYSE American, no assurance can be given that the Company's listing application will be approved.

The Company will hold a special meeting of its stockholders to consider and vote on matters necessary to complete the transactions contemplated by the merger agreement. The completion of the Merger is subject to customary closing conditions for a transaction of this nature, including securities law compliance and the approval of the Company's shareholders.

Please see the Company's Management's Discussion and Analysis for further details on the merger agreement.

Consolidation

On April 30, 2021, the Company incorporated Dakota Gold Services (Canada) Corp. ("Dakota Canada") under the British Columbia Business Corporations Act. These financial statements consolidate Dakota Canada, a wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated on consolidation.

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. At March 31, 2021, the Company had not generated any revenues since inception and had suffered recurring losses from operations which raised substantial doubt about its ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing, in the form of equity or debt financing, to meet its obligations when they become due. During the period June through August 2021, the Company raised approximately $50 million in a non-brokered private placement. Management believes the proceeds are sufficient to meet its obligations as they become due for the twelve months following the filing date of these financial statements and, accordingly, substantial doubt about the Company's ability to continue as a going concern has been alleviated.

Note 2-Related Party Transactions

The Company engages in related party transactions that involve its officers and directors and/or companies controlled by its officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle is the Company's former President, Chief Executive Officer and is currently Chief Operating Officer of the Company. He is also a director and significant shareholder of the Company and the owner of Jerikodie Inc. ("Jerikodie"). Under a February 2012 agreement, Jerikodie earned a fixed consulting fee of $9,000 per month, plus approved expenses. In October 2020, the Company paid Jerikodie $200,000 of the approximate $729,500 owed to it for consulting fees and issued a note payable to Jerikodie for the remaining balance of $529,500 bearing interest at 0.25% per year. On June 1, 2021, the Company and Jerikodie settled debt of $529,544 through the payment of $376,550 and the issuance of 45,563 shares of common stock. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note, resulting in a loss on settlement of $92,045. During the three and nine months ended December 31, 2021, the Company paid Jerikodie $0 and $66,178, respectively (2020 - $27,000 and $81,000, respectively) for consulting fees, in addition to $25,000 in the nine months ended December 31, 2021, for the extinguishment of a net smelter royalty disclosed below. Effective April 15, 2021, the agreement with Jerikodie was terminated. The Company engaged a Company controlled by a family member of Mr. Aberle, for the purpose of providing general labor and during the three and nine months ended December 31, 2021, incurred approximately $23,000 and $43,000 in costs, respectively (2020 - $0).

Mr. Richard Bachman was the Company's former Chief Geological Officer. He is also a significant shareholder of the Company and the owner of Minera Teles Pires Inc. ("Minera Teles"). Under an October 2005 agreement that expired in March 2020, Minera Teles earned a $10,000 monthly consulting fee and received $1,500 per month for office rent and expenses. The consulting fee was divided between a $5,000 per month cash payment and a $5,000 per month deferred amount. The Company also owed Mr. Bachman, individually, $305,145 in unsecured loans. These unsecured loans bore interest rates ranging from 3% to 4% per year and were due on demand. In June 2020, the Company repaid $40,145 of unsecured loans, plus accrued interest totaling $6,095. In October 2020, the Company paid Minera Teles $200,000 for amounts owed for prior services and combined the remaining amount owed of approximately $795,500 with amounts owed under the unsecured loans, including unpaid interest, into a new note in the amount of $1,055,310, bearing interest at 0.25% per year. A payment of $145,000 was made in December 2020. In July 2021, the Company and Mr. Bachman settled debt of $872,578 through the payment of $425,165 in cash and the issuance of 99,049 shares of common stock. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note, resulting in a loss on settlement of $32,476.

In connection with the notes payable issued in 2020, as discussed above, the Company determined that the 0.25% contractual rate represented a below-market interest rate. Interest was imputed on the notes payable at 5.00% interest resulting in a discount at issuance of $86,024. During the three months ended December 31, 2020, the Company recognized amortization of the debt discount of $10,644 in interest expense, with the remaining unamortized discount to be recognized into interest expense over the remaining life of the notes using the effective interest method. The notes payable were extinguished in July 2021.

During the three and nine months ended December 31, 2021, the Company incurred $0 and $6,000, respectively (2020 - $9,000 and $27,000, respectively) for consulting fees to WCM Associates, LP, an entity controlled by the Company's former CFO.

Messrs. Aberle and Bachman owned a 5% net smelter return royalty on the original 84 unpatented mining claims that comprised the Blind Gold Property. In August 2021, the Company extinguished the royalty by paying Messrs. Aberle and Bachman $25,000 each.

In March 2021, Jonathan Awde was appointed Chief Executive Officer and Gerald Aberle resigned as Chief Executive Officer and was appointed Chief Operating Officer. Mr. Awde is also a director and significant shareholder of the Company.

Note 3-Mineral Properties

On September 26, 2012, the Company was re-organized with North Homestake Mining Company and acquired the Blind Gold Property located in the Homestake District of South Dakota. In 2018 and 2019, the Company acquired additional acreage associated with the Company's City Creek Property and the Tinton Gold Camp. In 2020 and 2021, the Company increased the size of the Company's Blind Gold Property, the Tinton Property, the Poorman Anticline Property, the Ragged Top Gold Camp, the West Corridor Property, the City Creek Property and added the South Lead/Whistler Gulch Property through both acquisitions and claim staking.

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

On September 7, 2021, the Company entered into an option agreement to acquire surface rights and certain facilities in the Homestake District, South Dakota from HMCC. The agreement provides for exclusive access to three extensive historic data sets which chronicle its 145-year exploration and mining history throughout South Dakota. Under the terms of the agreement, the Company has a three-year option to acquire 4,261 acres of surface rights with attendant facilities and data held by HMCC. In consideration for the option, the Company made a cash payment of $1.3 million and issued 1 million shares of common stock to Barrick and will make annual option payments of $300,000 during the option period. The Company may exercise the option on or before September 7, 2024, by assuming all of the liabilities and bonds currently held by HMCC in the Homestake District. In addition, on exercise of the option, Dakota Territory will issue Barrick 3 million shares and grant a 2.5% NSR to Barrick with respect to any gold that may be recovered from the Grizzly Gulch property.

On October 14, 2021, the Company entered into an option agreement to acquire the Richmond Hill Property in the Homestake District, South Dakota from LAC Minerals (USA) LLC and HMCC. Under the terms of the agreement, Dakota Territory has a three-year option to acquire 2,126 acres of surface and mineral rights with attendant facilities. The Company issued 400,000 shares to Barrick and will make annual option payments of $100,000 during the option period. The Company may exercise the option on or before September 7, 2024, by assuming all of the liabilities and bonds associated with the Richmond Hill Property. In addition, on exercise of the option, the Company will issue Barrick an additional 400,000 shares and grant a 1% NSR to Barrick with respect to any gold that may be recovered from the Richmond Hill Property.

In total, the Company currently holds eleven brownfield project areas in the District comprised of 1,905 unpatented mining claims (32,256 unpatented acres), the Homestake Option Area (4,261 patented acres), the Richmond Hill Option Area (2,126 patented acres) and additional lands and mineral rights throughout the District (3,201 patented acres, for a combination of surface and mineral lease rights covering a total of 41,844 acres. The Company has not established that any of its projects or properties contain any proven or probable reserves under SEC S-K 1300.

As of December 31, 2021, and March 31, 2021, the cost of the Company's mineral properties totaled $20,297,409 and $5,337,072, respectively. As of December 31, 2021, the Company is in the exploration stage and has not commenced amortization of its properties.

Note 4-Notes Payable

JR Resources Corp.

In February 2020, the Company entered into a $300,000 unsecured promissory note agreement with JR. The note bore interest at 3.0% per year and was due on May 5, 2020. In May 2020, JR and the Company entered into an amended and restated promissory note in the amount of $1,450,000, which included the $300,000 that was advanced in February 2020 and an additional $1,150,000 that was advanced in May 2020. The amended and restated unsecured note bore interest at 0.25% per year, compounded annually, and was converted into shares of the Company's common stock in October 2020, as further described below.

In October 2020, JR acquired 2,416,667 shares of the Company's common stock for aggregate consideration of $10,450,000, consisting of $9,000,000 in cash and $1,450,000 upon conversion of the principal amount of the promissory note issued in May 2020. In connection with the conversion, the Company recognized the remaining $1,036,849 of unamortized debt discount as interest expense. For the three and nine months ended December 31, 2020, the Company recognized additional interest expense of approximately $1,047,000 and $1,316,000, respectively, related to amortization of debt discount.

On January 20, 2021, the Company borrowed $300,000 from JR on an unsecured basis. On the occurrence of the final closing of the proposed merger, the unpaid principal of the loan was applied to the consideration relating to the final close.

In March 2021, the Company and JR effected the second and final closing under the option, whereby JR acquired 18,225,000 shares of the Company's common stock for aggregate consideration of $10,935,000, consisting of $10,635,000 in cash and $300,000 upon conversion of the principal amount of the promissory note issued in January 2021. The final closing increased JR's common stock ownership above 50%.

Note 5-Property and Equipment

As of December 31, 2021, and March 31, 2021, the Company's property and equipment consists of the following:

	Estimated Useful Life (Years)	December 31, 2021	March 31, 2021
Land		$70,000	$70,000
Building	39	630,798	503,711
Furniture and equipment	3 - 5	621,862	330,125
Vehicles	5	154,952	-
		1,477,612	903,836
Less accumulated depreciation		(136,503)	(33,092)
Property and equipment, net		$1,341,109	$870,744

Depreciation expense for the three and nine months ended December 31, 2021, was $45,136 and $103,411, respectively. Depreciation expense for the three and nine months ended December 31, 2020, was $744 and $868, respectively.

Note 6-Shareholders' Equity

Common Stock

The Company's authorized capital stock consists of 75,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 preferred shares with a par value of $0.001 per share.

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

Note 6-Shareholders' Equity, continued

During the nine months ended December 31, 2021, the Company also issued (i) 1,832,600 shares of common stock valued at $8,780,464 for investment in mineral properties (see Note 3 for additional discussion), (ii) 144,612 shares of common stock valued at $703,647 for settlements of debt (see Note 2 for additional discussion), and (iii) 1,450,000 shares of common stock valued at $7,177,500 to directors, employees and consultants to the Company and (iv) 37,500 shares of common stock for cash consideration of $22,500. During the nine months ended December 31, 2021, the Company recognized $7,177,500 of stock-based compensation ($1,361,250 being allocated to exploration costs and $5,816,250 being allocated to general and administrative expenses).

Of the 1,450,000 shares of common stock issued as share-based compensation, 400,000 shares vested on June 4, 2021, and the remaining 1,050,000 shares will vest on June 4, 2022. The share-based compensation expense on the unvested bonus shares is being amortized on a straight-line basis until the vest date.

During the nine months ended December 31, 2020, the Company issued (i)) 15,412,500 shares of common stock for $9,000,000; (ii) 1,987,500 shares of common stock for $631,000 upon the exercise of stock options and warrants; (iii) 1,051,467 shares upon cashless exercise of stock options and warrants; (iv) 750,000 shares of common stock valued at $1,320,000 for investment in mineral properties (see Note 4 for further discussion); and (v) 2,416,667 shares of common stock upon conversion of notes payable balances totaling $1,450,000 (See Note 2 for further discussion).

On November 13, 2020, the Company declared a special cash dividend of $0.22 per common share, totaling $4,357,246, to holders of record of 19,805,664 shares of common stock. Such dividend was paid in January 2021.

As of December 31, 2021, there were 70,828,204 shares of the Company's common stock outstanding.

Common Stock Options, Restricted Stock Units and Warrants

On January 25, 2015, the Company's board of directors adopted a plan entitled the "2015 Omnibus Incentive Plan." The 2015 Omnibus Incentive Plan is no longer in effect and no further securities will be issued under the 2015 Omnibus Incentive Plan, other than in respect of 75,000 common stock purchase options that remain outstanding.

On March 11, 2021, the Company's board of directors adopted a plan entitled the "2021 Stock Incentive Plan." The 2021 Stock Incentive Plan has a total of 6,250,000 Common Shares available to award to the Company's directors, executive officers and consultants. As of December 31, 2021, a total of 2,103,750 shares of the Company's common stock remained available for future grants under the 2021 Stock Incentive Plan.

Outstanding stock options under the 2021 Stock Incentive Plan have a term of five years. Outstanding stock options granted to third-party service providers generally vest over a period of up to two years.

A summary of the Company's stock option activity and related information for the period ended December 31, 2021, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of March 31, 2021	825,000	$1.77	4.86	$285,000
Options granted	2,571,250	4.77	4.46
Options forfeited/cancelled	(41,667)	2.63
Outstanding as of December 31, 2021	3,354,583	$4.06	4.37	$2,088,500

Options exercisable as of December 31, 2021	932,083	$4.41	4.35

Note 6-Shareholders' Equity, continued

During the nine months ended December 31, 2021, the Company estimated the fair value of each stock option to have a weighted average grant date fair value of $2.90 per share on the date of grant using a Black Scholes valuation model. The weighted-average assumptions used to calculate the grant date fair value were as follows: (i) risk-free interest rate ranging from 0.39% - 1.28%, (ii) estimated volatility between 82.61% and 95.82%, (iii) dividend yield of 0%, and (iv) expected life of 4.08 to 5 years.

On October 18, 2021, the Company granted 300,000 stock options to an employee at an exercise price of $4.64 per option, with a grant date fair value of $3.31 per share and vesting over a period of 24 months. The share-based compensation expense for the stock options will be allocated to exploration expenses.

On September 13, 2021, the Company granted 200,000 stock options to certain directors at an exercise price of $5.09 per option, with a grant date fair value of $3.71 per share and vesting over a period of 24 months. The share-based compensation expense for the stock options will be allocated to general and administrative expenses.

On May 17, 2021, the Company granted 2,071,500 stock options to officers, directors and consultants at an exercise price of $4.76 per option, with a grant date fair value of $3.39 per share and vesting over a period of 24 months. The share-based compensation expense for the stock options will be allocated to general and administrative and exploration expenses.

The Company recognized stock-based compensation related to issuance of stock options totaling $6,025,440 ($1,574,372 being allocated to exploration costs and $4,451,068 being allocated to administrative expenses) during the nine months ended December 31, 2021. As of December 31, 2021, the unrecognized compensation cost related to unvested options was $3,608,802.

No stock-based compensation was recognized by the Company during the nine months ended December 31, 2020.

On June 4, 2021, the Company issued 1,050,000 restricted stock units ("RSU's") with a grant date fair value of $5.01 per share to certain directors, officers, employees and consultants and vesting on June 4, 2022.

On October 18, 2021, the Company issued 125,000 RSUs with a grant date fair value of $4.64 per share and vesting on June 4, 2022. The share-based compensation expense for the RSUs will be allocated to exploration expenses. For the three months ended December 31, 2021, $187,424 was allocated to exploration expenses pursuant to these grants.

There were no warrants outstanding as of December 31, 2021, and March 31, 2021.

Note 7-Fair Value Accounting

The carrying value of cash and accounts payable approximate fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of the Company's financial condition and results of operations together with the Company's financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q may also contain statistical data and estimates the Company obtained from industry publications and reports generated by third parties. Although the Company believes that the publications and reports are reliable, it has not independently verified their data.
Forward-Looking Statements
This Quarterly Report on Form 10-Q and the exhibits attached hereto contain "forward-looking statements" within the meaning of the US Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company's anticipated results and developments of its operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects", "anticipates", "plans", "estimates" or "intends", the negatives thereof, variations thereon and similar expressions or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:
  the progress, potential and uncertainties of the Company's exploration program at its properties located in the Homestake District of South Dakota (the "Project");
  the success of getting the necessary permits for future drill programs and future project exploration;
  expectations regarding the ability to raise capital and to continue the Company's exploration plans on the Company's properties; and
  plans regarding anticipated expenditures at the Project.
Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:
  risks associated with the Merger;
  risks associated with lack of defined resources that are not SEC S-K 1300 Compliant Reserves, and may never be;
  risks associated with the Company's history of losses and need for additional financing;
  risks associated with its limited operating history;
  risks associated with its properties all being in the exploration stage;
  risks associated with its lack of history in producing metals from its properties;
  risks associated with its need for additional financing to develop a producing mine, if warranted;
  risks associated with its exploration activities not being commercially successful;
  risks associated with ownership of surface rights at its Project;
  risks associated with increased costs affecting its financial condition;
  risks associated with a shortage of equipment and supplies adversely affecting its ability to operate;
  risks associated with mining and mineral exploration being inherently dangerous;
  risks associated with mineralization estimates;
  risks associated with changes in mineralization estimates affecting the economic viability of its properties;
  risks associated with uninsured risks;
  risks associated with mineral operations being subject to market forces beyond its control;
  risks associated with fluctuations in commodity prices;
  risks associated with permitting, licenses and approval processes;
  risks associated with the governmental and environmental regulations;
  risks associated with future legislation regarding the mining industry and climate change;
  risks associated with potential environmental lawsuits;
  risks associated with its land reclamation requirements;
  risks associated with gold mining presenting potential health risks;
  risks associated with the COVID-19 pandemic;
  risks associated with cybersecurity and cyber-attacks;

  risks related to title in its properties;
  risks related to competition in the gold and silver mining industries;
  risks related to economic conditions;
  risks related to its ability to manage growth;
  risks related to the potential difficulty of attracting and retaining qualified personnel;
  risks related to its dependence on key personnel;
  risks related to its SEC filing history; and
  risks related to its securities.
This list is not exhaustive of the factors that may affect the Company's forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.
This management's discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect its business, including without limitation, the disclosures made under "Risk Factors" of its most recent Form 10-K.
The Company's unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.
Since the Company is an exploration stage company and has not generated revenues to date, its business is subject to numerous contingencies and risk factors beyond its control, including exploration and development risks, competition from well-funded competitors, and its ability to manage growth.
Overview
The Company's goal is to create shareholder value through the acquisition, responsible exploration and future development of high caliber gold properties in the Homestake District of South Dakota. Management and the technical teams cumulatively have several hundred years of international mining and exploration experience and key personnel have more than 50 combined years in the Homestake District, mostly with the Homestake Mining Company, as well as other exploration companies that worked in the region. The Company believes this experience uniquely positions the Company and will allow it to leverage its direct experience and knowledge of past exploration and mining activities in the District with modern exploration and mining techniques and understanding to focus its programs and build upon dominance where the historic Homestake Mining Company left off in the 1990's.
The Homestake District has yielded approximately 44.6 million ounces of gold production with most of it coming from within a small area. The production ledges of the old mine define a cumulative surface projection area of much less than 3 square miles. Homestake Mining Company's historic gold production and exploration in the District is overwhelmingly focused on the underground mine.  Modern statistical studies and understanding of the distribution of large gold camps around the world identifies that large gold deposits generally occur in clusters. The Company believes the Homestake District is generally underexplored and has lacked the modern efforts required to search for gold deposits especially under the cover of younger sedimentary and igneous rocks that dominate the surface. The Homestake District is a safe low-cost jurisdiction with well-developed mining infrastructure and is a jurisdiction in which regulatory authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.
Since 2012, the Company has consistently pursued a strategy of expanding its portfolio of brownfields properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating the remaining mineral potential. Property acquisitions are focused and based on past exploration, the access to proprietary data sets the Company has assembled over the years, and new research that has been conducted on the gold systems that created the deposits in the Homestake District. We have not established that an of our projects or properties contain any proven or probably reserves under S-K 1300.

The Company believes the Homestake District is located in a safe, low-cost jurisdiction with well-developed infrastructure and is in a regulatory jurisdiction in which authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.
Merger
On September 10, 2021, the Company and JR Resources Corp. ("JR") entered into an Amended and Restated Agreement and Plan of Merger (as may be amended from time to time, the "Merger Agreement") providing for a business combination of the Company and JR. Prior to the completion of the transactions, JR will change its name to Dakota Gold Corp. ("Dakota Gold").
Under the terms of the merger agreement, after the completion of the transactions, Dakota Gold will be the parent company. In the transactions, the Company's stockholders will receive one share of Dakota Gold common stock for each share of the Company's common stock that they own at the time of the closing of the transactions. It is anticipated that, upon the closing of the transactions, the Company's former stockholders will own approximately 49% and JR's existing stockholders will own approximately 51% of the outstanding shares of Dakota Gold Corp. common stock.
On February 1, 2022, the Company announced the United State Securities and Exchange Commission (the "SEC") declared effective the Company and JR's registration statement on Form S-4, filed in connection with their merger (the "Merger") pursuant to the merger agreement.
The Company will hold a shareholder meeting on March 24, 2022 to approve the Merger, approve the Company's 2021 stock incentive plan, elect directors and ratify the appointment of the Company's independent registered accounting firm. The approval of the Company's shareholders of the Merger is required in order to complete the combination of the Company and JR under the terms of the Merger Agreement. The proposal is described in more detail in the proxy statement/prospectus that will be mailed to the Company's shareholders, which shareholders should read carefully in its entirety before submitting a proxy or otherwise voting their shares. The board of directors of the Company has approved the Merger Agreement.
Holders of JR shares are not entitled to vote their JR shares at the Company's shareholder meeting, however, a JR shareholder that also owns the Company's shares may vote his or her Dakota Territory shares at the Company's shareholder meeting. The Merger does not require approval from JR shareholders to proceed.
Assuming the approval of the Company's shareholders on March 24, 2022, the Company anticipates the Merger will close on or before March 31, 2022. Following the approval of the Company's shareholders of the Merger, on closing of the Merger and pursuant to the Merger Agreement:
• The Company's shareholders will receive one share of JR (which will be renamed Dakota Gold Corp. prior to closing) for each share of the Company;
• JR shareholders will continue to hold shares of JR Resources (which will be renamed Dakota Gold Corp. prior to closing); and
• Immediately prior to the closing of the Merger, JR will complete a reverse share split such that the total number of JR Resources shares will be proportionately reduced to 35,641,667 JR shares.
To receive Dakota Gold shares on closing, the Company's shareholders must complete the letter of transmittal they receive from Odyssey Trust Company. This letter of transmittal will contain instructions for how to surrender the Company's stock certificates (or affidavit of loss, if applicable) or shares held in book-entry or other uncertificated form in order to exchange them for shares of Dakota Gold common stock. Shares of Dakota Gold common stock will be in uncertificated book-entry form.
The completion of the Merger is subject to customary closing conditions for a transaction of this nature, including securities law compliance and the approval of the Company's shareholders.
The parties contemplate that, effective at, or around the time of, the completion of the transactions, Dakota Gold's common stock will be traded on the NYSE American stock exchange (the "NYSE American") under the symbol "DGC" through the "uplisting" of the Company's common stock, which currently trades on the OTCQB under the symbol "DTRC." Although the Company has applied for listing of Dakota Gold's common stock on the NYSE American, no assurance can be given that the Company's listing application will be approved.

Planned Activities
The Company's planned activities during fiscal 2022 will be focussed on advancing its Maitland, Blind Gold, City Creek and Tinton projects to the initial drilling stage and to continue to evaluate and build on its overall property position in the Homestake District of South Dakota.
The Company's experienced technical group and consultants continue to model data acquired by its regional high-definition airborne geophysical survey, supplemented by ground geophysical surveys completed in 2021, to enhance possible drill targets, as well as to screen targets on other brownfields areas of interest within the District. Several several field sampling and mapping programs have been initiated and the Company continues to locate, evaluate and add to the historic information in its regional and project level data sets from the 145-year-old Homestake Mining Company files as well as from other sources.
Permitting and site preparations have been completed for the first drilling program on the iron-formation target and other tertiary-age replacement targets in the Maitland area and drilling has commenced.  Preparations for drilling on iron-formation targets, the unconformity target and other types of tertiary-age replacement targets on the City Creek and Richmond Hill projects are on schedule for completion before the arrival of a second drill rig, approximately in late February.  Permit and environmental field work for the Blind Gold and Tinton project areas has also been initiated.  Targets in some of the other brownfields areas may also be identified and advanced for drilling as exploration activities continue throughout the year.
Table: Fiscal Year 2022 Proposed Cash Exploration Expenditures (millions)
General & administrative	$ 3.4
Drilling, Field programs/Met Testing/Data Compilation	$ 3.2
Property Acquisition	$ 6.8
TOTAL	$13.4
Since the Company's projects are all exploration stage and do not, to date, generate revenues. The Company has not established that any of its properties or projects contain proven or probable reserves as defined under SEC S-K 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, including exploration and development risks, competition from well-funded competitors, and the Company's ability to manage growth. The Company cannot offer assurance that its expenses will either meet or exceed its projections.
As of the date of this management's discussion and analysis, the company has a commitment to purchase an additional exploration property at an approximate cost of approximately $190,000 which is expected to close in February 2022.
Liquidity and Capital Resources
The Company is in the exploration-stage company and does not generate revenues. As such, the Company finance its operations and the acquisition and exploration of its mineral properties through the issuance of share capital, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.
As of December 31, 2021, the Company had working capital of $46,191,920 and its accumulated deficit as of December 31, 2021, was $31,196,490. The Company had a net loss for the nine months ended December 31, 2021, of $22,653,706.
During the nine months ended December 31, 2021, the Company issued a total of 11,203,661 shares of common stock for net proceeds of $49,515,626.
During its fiscal year ending March 31, 2022, the Company plans cash expenditures of approximately $13.4 million. The timing of these expenditures is dependent upon a number of factors, including the availability of contractors. The Company has sufficient funds for funding its activities for the current year and for the 12 month period beyond our fiscal year-end.

Cash flows used in operating activities
During the nine months ended December 31, 2021, and 2020, the Company's cash slows used in operating activities were $5,715,288 and $1,616,447, respectively. Cash used in operations for the December 31, 2021, period increased year over year as the company increased the amount of land staking and associated annual claim maintenance costs. In addition, the company completed an airborne geophysical survey and engaged additional personnel to review and commence the compilation of historical geological data obtained through the Barrick option agreements.  The Company also began preparation for drilling activities, which commenced in January of 2022.
Cash flows used in investing activities
During the nine months ended December 31, 2021, and 2020, cash flow used in investing activities were $6,753,649 and $3,771,801, respectively. In the period ended December 31, 2021, the cash used for investing activities consisted primarily of the acquisition of land.  As the Company has increased the land package for mineral rights under control, it has increased land acquisition expenditures in fiscal 2022 compared to fiscal 2021.
Cash flows used in financing activities
During the nine months ended December 31, 2021, and 2020, cash flows from financing activities were $48,713,911 and $10,945,161, respectively. In the period ended December 31, 2021, Dakota, issued shares for proceeds of $50.3 million and made a repayment of related party notes for $801,715.  Cash flows from investing in the period ended December 31, 2020, consisted primarily of Dakota issuing shares for proceeds of $9.4 million, receiving proceeds from option exercises of $631,000 and proceeds from a note payable of $1.1 million.
Results of Operations
Three months ended December 31, 2021, and 2020
Revenue
The Company had no operating revenues for the three months ended December 31, 2021, and 2020.
Exploration Costs
During the three months ended December 31, 2021, and 2020, the Company's exploration costs were $2,058,521 and $94,071, respectively. The largest increase year over year related to $1,210,390 of share-based compensation expense in the three months ended December 31, 2021, (2020 - $0) as a result of higher share price driving a higher fair value for equity compensation being granted, as well as a one-time grant to employees and contractors of common shares and Restricted Share Units related.  Exploration work continued to ramp up, with higher payments of annual claim maintenance fees related to mineral properties from a larger land package, a regional geophysical survey and preparatory work for drilling, which commenced in January of 2022.
General and Administrative
The Company's general and administrative expenses for the three months ended December 31, 2021 and 2020, were $3,391,952 and $158,364, respectively. The largest expenses were related to merger and related activities, including $1,827,808 of share-based compensation expense in the three months ended December 31, 2021 (2020 - $0), and legal, accounting and professional fees and investor relations accounting for $409,440 (2020 - $110,384). These costs are not expected to be incurred at such levels going forward.
Nine months ended December 31, 2021 and 2020
Revenue
The Company had no operating revenues for the nine months ended December 31, 2021, and are currently not profitable. As a result of ongoing operating losses, the Company had an accumulated deficit of $31,196,490 as of December 31, 2021.
Exploration Costs
During the nine months ended December 31, 2021, the Company's exploration costs were $6,117,247 (2020 - $576,260). Included in these costs were share-based compensation and payments of annual claim maintenance fees related to its mineral properties. The increase year over year related to $3,869,590 of share-based compensation expense in the nine months ended December 31, 2021 (2020 - $0) as a result of higher share price driving a higher fair value for equity compensation being granted, as well as a one-time grant to employees and contractors of common shares and Restricted Share Units related and having additional funds as a result of the financing proceeds from JR (the "Purchase Agreement"), which funded the airborne geophysical survey and review and compilation of historical geological data. Exploration work continued to ramp up, with higher payments of annual claim maintenance fees related to mineral properties from a larger land package, a regional geophysical survey and preparatory work for drilling, which commenced in January of 2022.

General and Administrative
The Company's general and administrative expenses for the nine months ended December 31, 2021 and 2020 were $16,427,931 and $524,266, respectively. The largest expenses were related to merger and related activities, including $12,483,570 for share-based compensation in the nine months ended December 31, 2021 (2020 - $0) and $1,275,101 (2020 - $435,161) for legal, accounting and professional fees. These costs are not expected to be incurred at such levels going forward. Other general and administrative expenses necessary for operations accounted for $2,641,986 during the nine-month period ended December 31, 2021 (2020 - $89,105).
The Company had losses from operations for the nine months ended December 31, 2021 and 2020, totaling $22,545,178 and $1,100,526, respectively. The Company had total net losses for the nine months ended December 31, 2021 and 2020, of $22,653,706 and $2,415,630, respectively. The Company incurred interest expense for the nine months ended December 31, 2021 and 2020, respectively, in the amounts of $101 and $1,322,244 and recognized a loss on settlement of related party debt of $124,521 and $0, respectively. The Company's money market account generated interest income during the nine months ended December 31, 2021 and 2020, respectively, in the amounts of $16,094 and $2,140.
Off-Balance Sheet Arrangements
As of December 31, 2021 and 2020, the Company had off-balance sheet arrangements for annual payments in relation to the mineral leases as disclosed in Note 3 of the financial statements.
Critical Accounting Estimates
Management's discussion and analysis of financial condition and results of operations is based on the Company's financial statements, which have been prepared in accordance with US GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's financial statements are fairly presented in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company's financial statements: valuation of options granted to directors and officers using the Black-Scholes model and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to the Company's audited annual financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021. There have been no material changes to the Company's critical accounting policies and estimates as compared to the Company's critical accounting policies and estimates described in the Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in its reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of December 31, 2021, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the COSO in Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is committed to maintaining a strong internal control environment. In order to address the material weaknesses in internal control over financial reporting noted above, management with oversight and direction from the Audit Committee and the Board of Directors, is developing a remediation plan. The Company has taken the following remediation steps:

- Formed an independent Audit Committee in September 2021.  The Audit Committee has responsibility for oversight of the financial reporting process and the company's system of internal controls.

- Engaged a third party, and hired additional personnel to assist the company with accounting and reporting requirements and address segregation of duties issues.

- Identified a third-party advisor to assist with the remediation plan and continuous control improvement initiatives. The Company executed a signed engagement with this advisor in November 2021.

As the Company continues to develop and implement its remediation plan, additional remediation steps will be identified and adopted. It will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in the Company's current reports on Form 8-K.
During the quarter ended December 31, 2021, the Company issued an aggregate of 400,000 Common Shares to certain vendors of mineral properties as partial consideration for certain mineral properties. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for purposes of the issuance of issuance common stock.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended December 31, 2021, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.
Item 5. Other Information
None.

Item 6. Exhibits.
The following exhibits are attached hereto or are incorporated by reference:
Exhibit Number	Description
3.1	Articles and Bylaws incorporated by reference from the Company's registration statement on Form 10-SB filed on February 27, 2003.
3.2	Certificate of Amendment to the Articles of Incorporation dated June 2, 2005 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 17, 2006.
3.3	Certificate of Change dated June 2, 2005 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 17, 2006.
3.4	Certificate of Amendment to the Articles of Incorporation incorporated by reference from the Company's Annual Report on Form 10-KSB filed on July 14, 2006
3.5	Certificate of Change incorporated by reference from the Company's Annual Report on Form 10-KSB filed on July 14, 2006.
3.6	Articles of Incorporation of Urex Energy Corp. incorporated by reference from the Company's Annual Report on Form 10-KSB filed on July 14, 2006.
3.7	Articles of Merger incorporated by reference from the Company's Current Report on Form 8-K filed on July 5, 2006.
3.8	Certificate of Change incorporated by reference from the Company's Current Report on Form 8-K filed on July 5, 2006.
3.9	Certificate of Correction with respect to the Certificate of Change incorporated by reference from the Company's Current Report on Form 8-K filed on July 5, 2006.
3.10	Certificate of Correction with respect to the Articles of Merger incorporated by reference from the Company's Current Report on Form 8-K filed on July 5, 2006.
3.11	Amended Articles and Plan of Merger filed on September 14, 2012 incorporated by reference from the Company's Current Report on Form 8-K filed on October 3, 2012.
10.1	Agreement and Plan of Merger, effective May 13, 2021, among us, Dakota Holdco Corp., Dakota Merger Sub 1 Inc., Dakota Merger Sub 2 Inc. and JR Resources Corp.
10.2	Form of Dakota Territory Resource Corp. Subscription Agreement
10.3	Option Agreement for Purchase and Sale of Real Property dated September 7, 2021, between Homestake Mining Company of California and Dakota Territory Resource Corp.
10.4	Option Agreement for Purchase and Sale of Real Property dated October 14, 2021, between Homestake Mining Company of California, LAC Minerals (USA) LLC and Dakota Territory Resource Corp.
31.1(1)	Section 302 Certification of Jonathan Awde, Chief Executive Officer
31.2(1)	Section 302 Certification of Shawn Campbell, Chief Financial Officer
32.1(1)	Section 906 Certification of Jonathan Awde, Chief Executive Officer
32.2(1)	Section 906 Certification of Shawn Campbell, Chief Financial Officer
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement

(1) Filed herewith

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DAKOTA TERRITORY RESOURCE CORP.
/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer, Principal Executive Officer and Director
Dated: February 9, 2022

/s/ Gerald Aberle
By: Gerald Aberle
Chief Operating Officer and Director
Dated: February 9, 2022

/s/ Stephen O'Rourke
By: Stephen T. O'Rourke
Director
Dated: February 9, 2022

/s/ Robert Quartermain
By: Robert Quartermain
Director
Dated: February 9, 2022

/s/ Alex Morrison
By: Alex G. Morrison
Director
Dated: February 9, 2022

/s/ Jennifer Grafton
By: Jennifer Grafton
Director
Dated: February 9, 2022

/s/ Amy Koenig
By: Amy Koenig
Director
Dated: February 9, 2022

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer
Dated: February 9, 2022